Form 10-Q
period 2025-09-30
SMITH MICRO SOFTWARE, INC.
filed 2025-11-05
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025 there were 21,585,712 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,394	$2,808
Accounts receivable, net of related allowances of $106 and $3 at 2025 and 2024, respectively	2,577	5,721
Prepaid expenses and other current assets	1,088	1,467
Total current assets	5,059	9,996
Equipment and improvements, net	372	538
Right-of-use assets	1,437	2,367
Other assets	493	496
Intangible assets, net	19,768	23,597
Goodwill	—	11,052
Total assets	$27,129	$48,046
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,279	$1,738
Accrued payroll and benefits	1,597	1,694
Current operating lease liabilities	1,137	1,279
Other current liabilities	778	940
Notes payable net of discount	731	—
Total current liabilities	6,522	5,651
Non-current liabilities:
Warrant liabilities	87	224
Operating lease liabilities	501	1,287
Deferred tax liabilities, net	128	128
Total non-current liabilities	716	1,639
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 21,477,754 and 17,673,404 shares issued and outstanding at 2025 and 2024, respectively	21	18
Additional paid-in capital	399,924	395,383
Accumulated comprehensive deficit	(380,054)	(354,645)
Total stockholders’ equity	19,891	40,756
Total liabilities and stockholders' equity	$27,129	$48,046

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$4,347	$4,648	$13,389	$15,585
Cost of revenues (including depreciation of $0, $3, $1, and $14 in the three and nine months ended September 30, 2025 and 2024, respectively)	1,136	1,321	3,566	4,915
Gross profit	3,211	3,327	9,823	10,670
Operating expenses:
Selling and marketing	1,478	2,060	4,787	7,202
Research and development	2,603	3,637	8,213	11,328
General and administrative	2,268	2,715	7,660	8,213
Depreciation and amortization	1,347	1,422	4,045	4,872
Gain on sale of ViewSpot, net	—	—	(1,287)	—
Goodwill impairment	—	—	11,052	23,989
Total operating expenses	7,696	9,834	34,470	55,604
Operating loss	(4,485)	(6,507)	(24,647)	(44,934)
Other income (expense):
Change in fair value of warrant liabilities	34	221	137	448
Interest (expense) income, net	(66)	(12)	(114)	89
Other (expense) income, net	(18)	(71)	(149)	130
Loss before provision for income tax	(4,535)	(6,369)	(24,773)	(44,267)
Provision for income tax expense	—	—	1	39
Net loss	$(4,535)	$(6,369)	$(24,774)	$(44,306)
Deemed dividend	(635)	—	(635)	—
Net loss attributable to common stockholders	$(5,170)	$(6,369)	$(25,409)	$(44,306)

Net loss per share attributable to common stockholders – basic and diluted
Basic and diluted	$(0.25)	$(0.54)	$(1.30)	$(4.17)

Weighted average shares outstanding:
Basic and diluted	20,977	11,832	19,547	10,626

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2025 (unaudited)	19,382	$19	$397,280	$(374,884)	$22,415
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	4	—	4
Restricted stock grants, net of cancellations	634	1	639	—	640
Cancellation of shares for payment of withholding tax	(151)	—	(120)	—	(120)
Issuance of common stock and warrants in connection with common stock offering, net of issuance costs	1,613	1	964	—	965
Debt discount for warrants issued	—	—	522	—	522
Deemed dividend	—	—	635	(635)	—
Net loss	—	—	—	(4,535)	(4,535)
BALANCE, September 30, 2025 (unaudited)	21,478	$21	$399,924	$(380,054)	$19,891

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2024 (audited)	17,673	$18	$395,383	$(354,645)	$40,756
Non-cash compensation recognized on stock options and ESPP	—	—	15	—	15
Restricted stock grants, net of cancellations	2,625	2	2,810	—	2,812
Cancellation of shares for payment of withholding tax	(436)	—	(407)	—	(407)
ESPP shares issued	3	—	2	—	2
Issuance of common stock and warrants in connection with common stock offering, net of issuance costs	1,613	1	964	—	965
Debt discount for warrants issued	—	—	522	—	522
Deemed dividend	—	—	635	(635)	—
Net loss	—	—	—	(24,774)	(24,774)
BALANCE, September 30, 2025 (unaudited)	21,478	$21	$399,924	$(380,054)	$19,891

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2024 (unaudited)	10,625	$11	$386,775	$(343,885)	$42,901
Non-cash compensation recognized on stock options and ESPP	—	—	7	—	7
Restricted stock grants, net of cancellations	417	—	1,243	—	1,243
Cancellation of shares for payment of withholding tax	(33)	—	(39)	—	(39)
ESPP shares issued	4	—	3	—	3
Issuance of Common Stock for Pre-Funded Warrants Exercise	844	1	(1)	—	—
Net loss	—	—	—	(6,369)	(6,369)
BALANCE, September 30, 2024 (unaudited)	11,857	$12	$387,988	$(350,254)	$37,746

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2023 (audited)	9,348	$9	$381,329	$(305,948)	$75,390
Non-cash compensation recognized on stock options and ESPP	—	—	16	—	16
Restricted stock grants, net of cancellations	683	1	3,506	—	3,507
Cancellation of shares for payment of withholding tax	(88)	—	(217)	—	(217)
ESPP shares issued	5	—	5	—	5
Issuance of Common Stock, Warrants, and Pre-Funded Warrants in connection with Common Stock Offering, net of issuance costs	1,065	1	3,350	—	3,351
Issuance of Common Stock for Pre-Funded Warrants Exercise	844	1	(1)		—
Net loss	—	—	—	(44,306)	(44,306)
BALANCE, September 30, 2024 (unaudited)	11,857	$12	$387,988	$(350,254)	$37,746

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(24,774)	$(44,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,046	4,886
Goodwill impairment	11,052	23,989
Non-cash lease expense	2	(227)
Change in fair value of warrant liabilities	(137)	(448)
Amortization of debt discount and financing issuance costs	20	—
Provision for credit losses	172	—
Stock based compensation	2,828	3,520
Gain on sale of ViewSpot, net	(1,287)	—
Gain on license of patents, net	—	(198)
Changes in operating accounts:
Accounts receivable	2,972	4,506
Prepaid expenses and other assets	382	315
Accounts payable, accrued, and other liabilities	(283)	(1,405)
Net cash used in operating activities	(5,007)	(9,368)
Investing activities:
Capital expenditures, net	(52)	(17)
Proceeds from sale of ViewSpot, net	1,287	—
Proceeds from license of patents, net	—	198
Net cash provided by investing activities	1,235	181
Financing activities:
Issuance of common stock and warrants in connection with common stock offering, net of issuance costs	966	3,351
Issuance of notes payable and warrants	1,233	—
Proceeds from financing arrangements	933	1,044
Repayments of financing arrangements	(776)	(829)
Other financing activities	2	5
Net cash provided by financing activities	2,358	3,571
Net decrease in cash and cash equivalents	(1,414)	(5,616)
Cash and cash equivalents, beginning of period	2,808	7,125
Cash and cash equivalents, end of period	$1,394	$1,509

Supplemental disclosure of non-cash financing activities:
Deemed dividend	$635	$—

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

On June 3, 2025, the Company sold its ViewSpot product for total consideration of $1.3 million, of which $1.0 million was paid on the closing date, with the remaining amounts to be paid in two installments, the first of which was collected on July 1, 2025, and the final balance was collected on  October 1, 2025.

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

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of September 30, 2025, and the related consolidated statements of operations and stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update make targeted improvements to increase the operability of the recognition guidance considering different software development methods. The amendments in this update will be effective for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

3. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with preparing consolidated financial statements for the three and nine months ended September 30, 2025, certain conditions in the Company's evaluation, considered in the aggregate, have raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued, which has not been alleviated. The evaluation considered the Company's financial condition, including its liquidity sources, funds necessary to maintain the Company's operations considering the current financial condition, obligations, and other expected cash flows, and negative financial trends of recurring operating losses and negative cash flows.

The Company's short term notes payable agreements do not contain financial covenants, and the Company is continuing operations and generating revenues in the normal course, however the Company is dependent, to an extent, on the timing of subscriber and revenue growth for its products and the related cash generation from that growth and/or the ability to obtain the necessary capital to meet its obligations and fund its working capital requirements to maintain normal business operations. Management believes that the Company's strategic plans, including cost reductions announced in October, which primarily consisted of a workforce reorganization and are aimed at enhancing operational efficiencies and reducing costs in line with the Company's priorities and vision for the future and the broader initiative to realign the Company's cost structure with long-term business goals, strengthen its financial foundation, and accelerate the Company's path to profitability, combined with plans to expand subscriber growth, to acquire new customers, and to expand its offerings to existing customers to generate increased revenues, and, as necessary, to raise additional capital will be sufficient to support the Company's operations; as such the financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.  The Company believes, based on its history of being able to complete debt and equity financings, that it would be able to raise additional funds as necessary, through public or private equity offerings, including by filing one or more registration statements, through debt financings, or from a combination of these funding sources. However, it may not be able to secure such incremental capital in a timely manner or on favorable terms, if at all. To preserve liquidity, the Company may also take one or more of the following additional actions:

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

On November 26, 2024, the Company received a notice from Nasdaq that the Company’s Common Stock did not meet the $1.00 Minimum Bid Price Requirement, and in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial compliance period of 180 calendar days, or until May 26, 2025, to regain compliance with the Minimum Bid Price Requirement. On January 8, 2025, the Company received written notification from Nasdaq indicating that the Company’s Common Stock had a closing price at or greater than $1.00 per share for the last 10 consecutive business days, from December 23, 2024 to January 7, 2025, and that, as a result, the Company has regained compliance with the Minimum Bid Price Requirement and the matter is now closed.

On June 23, 2025, the Company received a notice from Nasdaq that the Company’s Common Stock did not meet the $1.00 Minimum Bid Price Requirement, and in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial compliance period of 180 calendar days, or until December 22, 2025, to regain compliance with the Minimum Bid Price Requirement. If the Company is not deemed in compliance before the expiration of the 180 calendar day compliance period, the Company intends to request an additional 180 calendar day compliance period in accordance with Nasdaq Listing Rule 5810(c)(3)(A)(ii).

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

The net cash proceeds to the Company from both offerings, after deducting offering related expenses was $6.6 million. All warrants associated with these transactions were assessed and recorded as equity instruments

July 2025 Registered Direct Offering and Private Placement

On July 18, 2025, the Company announced the closing of a registered direct offering of 1,612,903 shares of Common Stock for $0.93 per share and concurrent private placement of unregistered warrants to purchase an equal number of shares of the Company's Common Stock with certain institutional and accredited investors, which resulted in gross proceeds to the Company of approximately $1.5 million, prior to offering fees and transaction expenses. The registered offering and concurrent private placement were approved by the Company's Board of Directors and a special Pricing Committee thereof. The warrants issued to the investors in the concurrent private placement have an exercise price of $1.20 per share, are immediately exercisable, expire five years after issuance, and contain a “full-ratchet” anti-dilution adjustment, such that the exercise price will be adjusted if the Company issues shares of Common Stock (or Common Stock equivalents) at a price below the exercise price of the warrant. The number of shares issuable upon exercise of such shares will then be proportionately adjusted. Additionally, in the event of a reverse stock split, the exercise price of each warrant is subject to adjustment (along with a proportionate adjustment in the number of shares) if the market price of the Common Stock is less than the exercise price of the Common Warrant (after giving effect to the split) during a period before and after the effective date of the reverse split.  However, pursuant to the securities purchase agreement between the company and the investors relating to the registered offering and concurrent private placement dated July 17, 2025, an investor’s right to exercise the warrants, and the Company’s ability to issue shares upon exercise, is subject to certain limitations set forth in the purchase agreement pursuant to which the warrants were issued, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.9% of the Company’s outstanding shares of common stock pursuant to the registered offering and concurrent private placement in accordance with Nasdaq listing standards. The Company obtained stockholder approval of these matters at a meeting held on October 16, 2025. The Company has agreed to file a registration statement with the SEC registering the resale of the shares of common stock issuable upon exercise of the unregistered warrants issued in connection with the private placement concurrent with the registered offering.

The net cash proceeds to the Company from the offering, after deducting offering related expenses was $1.0 million. All warrants associated with the transaction were assessed and recorded as equity instruments.

Warrants

The Company’s outstanding Common Stock warrants are a combination of equity and liability classified.  As of September 30, 2025 and December 31, 2024, the Company had 12,546,330 and 8,382,048 warrants outstanding, each having the right to purchase one share of the Company’s Common Stock at a weighted average exercise prices of $1.41 and $1.74, respectively, and expire at various dates through March 2031.

5. Debt and Warrants Transactions

Note Purchase Agreements

September 11, 2025 Note Purchase Agreements

Effective September 11, 2025, the Company entered into note purchase agreements (the  “September 11, 2025 Note Agreements”) with the Smith Living Trust, for which William W. Smith, Jr., the Company’s chairman, president and chief executive officer, and his wife, Dieva L. Smith, serve as co-trustees (“Smith”) and with Timothy C. Huffmyer, the Company’s chief operating officer and chief financial officer (“Huffmyer”). Pursuant to the September 11, 2025 Note Agreements, Smith agreed to loan to the Company an amount not to exceed approximately $0.7 million and Huffmyer agreed to loan to the Company an amount not to exceed $0.1 million, in each case in return for one or more secured promissory notes (the “September 11, 2025 Notes”) and accompanying unregistered common stock purchase warrants. The September 11, 2025 Notes are secured by the Company’s accounts receivable and certain other assets, bear interest at a rate of 15.0% per annum, and are due on or before March 31, 2026, unless otherwise mutually agreed to by the parties. The transactions were approved by an independent committee of the Company’s Board of Directors and the Company’s Audit Committee.

Each September 11, 2025 Note was accompanied by the issuance by the Company of an unregistered warrant (each, “September 11, 2025 Warrant”) to purchase up to a number of shares of the Company’s Common Stock equal to the principal amount of such September 11, 2025 Note divided by the Market Price (as defined under Nasdaq regulations) of the Company’s Common Stock on the date of issuance of the note (the “September 11, 2025 Warrant Shares”). The Company received an amount equal to $0.125 per September 11, 2025 Warrant Share for each September 11, 2025 Warrant issued. Each September 11, 2025 Warrant is exercisable at any time beginning six (6) months following its original issuance, will expire five years from the initial exercise date and has an exercise price equal to the greater of the Market Price on the date of the September 11, 2025 Note Agreement or on the date of issuance of the warrant. The September 11, 2025 Warrants contain a “full-ratchet” anti-dilution adjustment, such that the exercise price will be adjusted if the Company issues Common Stock (or Common Stock equivalents) at a price below the exercise price of the Warrants. The number of shares issuable upon exercise of the September 11, 2025 Warrants will then be proportionately adjusted. Additionally, in the event of a reverse stock split, the exercise price of each September 11, 2025 Warrant is subject to adjustment (along with a proportionate adjustment in the number of shares) if the market price of the Common Stock is less than the exercise price of the September 11, 2025 Warrants (after giving effect to the split) during a period before and after the effective date of the reverse split. However, no adjustment to the exercise price (or proportional adjustment to the number of shares) will be made under the “full-ratchet” adjustment or the anti-dilution adjustment, unless and until the Company has received approval from the Company’s stockholders in accordance with Nasdaq Listing Rule 5635.

The Company and Smith completed an initial closing of the transactions contemplated by the September 11, 2025 Note Agreements on September 11, 2025, and the Company completed subsequent closings with each of Smith and Huffmyer on September 17, 2025. The gross proceeds to the Company from the closings with Smith totals approximately $0.8 million (comprised of approximately $0.7 million as a loan and approximately $0.1 million for the purchase of the accompanying September 11, 2025 Warrants) and the gross proceeds to the Company from the closing with Huffmyer totals approximately $0.1 million (comprised of approximately $85 thousand as a loan and approximately $15 thousand for the purchase of the accompanying September 11, 2025 Warrants), in each case, before deducting transaction expenses payable by the Company. Pursuant to the September 11, 2025 Note Agreements, the Company has agreed to file a registration statement with the SEC registering the September 11, 2025 Warrant Shares for resale.

September 29, 2025 Note Purchase Agreement

On September 29, 2025, the Company entered into a note purchase agreement (the  “September 29, 2025 Note Agreement”) with certain accredited investors (“Purchasers”), pursuant to which the Purchasers agreed to provide loans in an aggregate amount of $0.4 million, of which $0.3 million was received and recorded on September 30, 2025, and the remaining $0.1 million was received by October 2, 2025 and recorded in the fourth quarter, in each case, in return for a secured promissory note (collectively, the “September 29, 2025 Notes”) and an accompanying unregistered common stock purchase warrant (collectively, the “September 29, 2025 Warrants”). The September 29, 2025 Notes have substantially the same terms as the September 11, 2025 Notes.

Each September 29, 2025 Note was accompanied by the issuance of a warrant to purchase up to a number of shares of the Company’s Common Stock equal to the principal amount of such Note divided by the Market Price (as defined under Nasdaq regulations) of the Company’s Common Stock on the date of issuance (the “September 29, 2025 Warrant Shares”). Each September 29, 2025 Warrant is exercisable at any time beginning six (6) months following its original issuance, will expire five years from the initial exercise date, and has an exercise price equal to the greater of $0.73 or the Market Price on the date of issuance of the warrant. The September 29, 2025 Warrants contain a “full-ratchet” anti-dilution adjustment, such that the exercise price will be adjusted if the Company issues Common Stock (or Common Stock equivalents) at a price below the exercise price of the warrants. The number of shares issuable upon exercise of the September 29, 2025 Warrants will then be proportionately adjusted. Additionally, in the event of a reverse stock split, the exercise price of each September 29, 2025 Warrant is subject to adjustment (along with a proportionate adjustment in the number of shares) if the market price of the Common Stock is less than the exercise price of the September 29, 2025 Warrants (after giving effect to the split) during a period before and after the effective date of the reverse split. However, no adjustment to the exercise price (or proportional adjustment to the number of shares) will be made under the “full-ratchet” adjustment or the anti-dilution adjustment, unless and until the Company has received approval from the Company’s stockholders in accordance with Nasdaq Listing Rule 5635. Neither the September 29, 2025 Warrants nor the September 29, 2025 Warrant Shares have been registered under the Securities Act.  Pursuant to the September 29, 2025 Note Agreement, the Company has agreed to file a registration statement with the SEC registering the September 29, 2025 Warrant Shares for resale.

The Company received total cash proceeds from the  September 11, 2025 Note Purchase Agreements and the September 29, 2025 Note Purchase Agreement of approximately $1.2 million in the three and nine months ended September 30, 2025. Furthermore the proceeds were allocated to the notes and their 1,512,934 equity-classified warrants on a relative fair value basis, resulting in a debt discount of approximately $0.4 million which is being amortized over the term of the agreements using the effective interest method. This resulted in an immaterial amount of amortization expense in the three and nine months ended September 30, 2025. The valuation of the equity-classified warrants was based on a Black-Scholes model at inception. The following assumptions were utilized in the Black Scholes option pricing model for the three and nine months ended September 30, 2025: common stock market price of $0.72 to $0.73, risk-free interest rate of 3.6% - 3.7%, expected volatility of 88.67% - 89.81%, and expected term of 5.5 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants.

Deemed Dividends

In connection with the issuance of the September 11, 2025 Warrants with an exercise price of $0.73, pursuant to the full-ratchet anti-dilution provisions of the July 2025 Warrants, the exercise price of each of the July 2025 Warrants was adjusted from $1.20 to $0.73 and the aggregate number of warrant shares underlying the July 2025 Warrants increased from 1,612,903 to 2,651,348.  As a result, the Company recorded a deemed dividend of $0.6 million and a reduction in income available to common shareholders in the Basic EPS calculation during the three months ended September 30, 2025.  In accordance with US GAAP, the incremental fair value of the warrants resulting from the decrease in the exercise price and the increase in the number of warrant shares was measured using Black-Scholes valuation models at the time of the event. The following assumptions were utilized in the Black Scholes option pricing model for the three and nine months ended September 30, 2025: common stock market price of $0.73, risk-free interest rate of 3.6%, expected volatility of 90.66%, and expected term of 4.85 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants.

Warrant Liabilities

On August 11, 2022, the Company issued warrants (the "Notes Warrants") to purchase Common Stock in conjunction with a senior secured convertible notes (the "Notes") and warrants offering (the "Notes and Warrants Offering"), at an initial fair value of $3.8 million. The Notes sold by the Company in the Notes and Warrants Offering were subsequently retired upon maturity at December 31, 2023. The exercise price of and number of shares underlying the Notes Warrants were immediately proportionately adjusted pursuant to the Reverse Stock Split to $26.80 and 279,851 shares, respectively, and on May 2, 2024, the exercise price for each of the Notes Warrants was further adjusted to $2.06 in accordance with their terms.

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

Notes Warrants	September 30, 2025	December 31, 2024
Common stock market price	$0.72	$1.31
Risk-free interest rate	3.6%	4.2%
Expected dividend yield	—	—
Expected term (in years)	1.86	2.61
Expected volatility	121.7%	105.9%

Additional Warrants	September 30, 2025	December 31, 2024
Common stock market price	$0.72	$1.31
Risk-free interest rate	3.6%	4.3%
Expected dividend yield	—	—
Expected term (in years)	2.37	3.12
Expected volatility	115.7%	99.6%

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

The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 (unaudited except for December 31, 2024, in thousands):

Level 3	September 30, 2025	December 31, 2024
Notes Warrants	$78	$197
Additional Warrants	9	27
Total	$87	$224

The following tables present the changes in the fair value (unaudited, except for December 31, 2024, in thousands):

	Notes	Additional
	Warrants	Warrants	Total
Measurement at December 31, 2024	$197	$27	$224
Change in fair value	$(107)	$(16)	$(123)
Measurement at March 31, 2025	$90	$11	$101
Change in fair value	$17	$3	$20
Measurement at June 30, 2025	$107	$14	$121
Change in fair value	$(29)	$(5)	$(34)
Measurement at September 30, 2025	$78	$9	$87

	Notes	Additional
	Warrants	Warrants	Total
Measurement at December 31, 2023	$334	$263	$597
Change in fair value	$28	$(214)	$(186)
Measurement at March 31, 2024	$362	$49	$411
Change in fair value	$(24)	$(18)	$(42)
Measurement at June 30, 2024	$338	$31	$369
Change in fair value	$(203)	$(17)	$(220)
Measurement at September 30, 2024	$135	$14	$149

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

The components of the Company’s intangible assets were as follows for the periods presented (unaudited, except for December 31, 2024, in thousands, except for useful life data):

	September 30, 2025
	Weighted
	Average
	Remaining	Gross
	Useful Life	Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Book Value
Purchased technology	3	$11,076	$(7,586)	$3,490
Customer relationships	8	24,573	(10,327)	14,246
Customer contracts	0	7,000	(6,852)	148
Software license	3	5,419	(3,664)	1,755
Patents	2	600	(471)	129
Total		$48,668	$(28,900)	$19,768

	December 31, 2024
	Weighted
	Average
	Remaining	Gross
	Useful Life	Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Book Value
Purchased technology	4	$13,330	$(8,762)	$4,568
Customer relationships	9	27,548	(11,280)	16,268
Customer contracts	0	7,000	(6,725)	275
Software license	4	5,419	(3,126)	2,293
Patents	2	600	(407)	193
Total		$53,897	$(30,300)	$23,597

The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period of approximately seven years as of September 30, 2025 and eight years as of December 31, 2024. During the three months ended September 30, 2025 and 2024, intangible asset amortization expense was $1.3 million and $1.3 million, respectively. During the nine months ended September 30, 2025 and 2024, intangible asset amortization expense was $3.8 million and $4.6 million, respectively.

As of September 30, 2025, estimated amortization expense for the remainder of 2025 and thereafter was as follows (unaudited, in thousands):

Amortization
Year Ending December 31,	Expense
2025	$1,276
2026	4,709
2027	3,834
2028	2,790
2029	2,095
2030 and thereafter	5,064
Total	$19,768

8. Earnings Per Share

The Company calculates earnings per share (“EPS”) as required by FASB ASC Topic No. 260, Earnings Per Share. Basic EPS is calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, excluding common stock equivalents. Diluted EPS is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, plus the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method.

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

The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(4,535)	$(6,369)	$(24,774)	$(44,306)
Deemed dividend	$(635)	$—	$(635)	$—
Net loss attributable to common stockholders for basic and diluted loss per share	$(5,170)	$(6,369)	$(25,409)	$(44,306)

Denominator:
Weighted average shares outstanding – basic	20,977	11,832	19,547	10,626
Potential common shares – options / warrants (treasury stock method)	—	—	—	—
Weighted average shares outstanding – diluted	20,977	11,832	19,547	10,626
Shares excluded (anti-dilutive)	9,813	2,474	8,997	1,468

Net loss per share attributable to common stockholders – basic and diluted
Basic	$(0.25)	$(0.54)	$(1.30)	$(4.17)
Diluted	$(0.25)	$(0.54)	$(1.30)	$(4.17)

The following weighted average shares were excluded from the computation of diluted net loss per share attributable to common stockholders as the impact of including those shares would be anti-dilutive (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding stock options	31	9	31	9
Outstanding warrants	9,782	2,465	8,966	1,459
Total anti-dilutive shares	9,813	2,474	8,997	1,468

9. Stock-Based Compensation

Stock Plans

On June 18, 2024, the Company's stockholders approved the Company's Amended and Restated Omnibus Equity Incentive Plan (as currently amended, the "OEIP") which amended and restated (and renamed) the Company's 2015 Omnibus Equity Incentive Plan (as previously amended, the "2015 Plan") and increased the number of shares reserved thereunder by 3.0 million shares, and on June 3, 2025, the Company's stockholders approved an increase to the number of shares reserved thereunder by an additional 3.0 million shares. As of September 30, 2025, there were approximately 3.2 million shares available for future grants under the Company’s OEIP. References to the OEIP herein include the 2015 Plan prior to its amendment and restatement. The maximum number of shares available for issuance over the term of the OEIP may not exceed 7.2 million shares.

During the nine months ended September 30, 2025, the Company granted 2.7 million shares of restricted stock and 25,000 stock options under the OEIP.

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

Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP are recorded in the consolidated financial statements as follows (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and marketing	$210	$315	$708	$968
Research and development	154	318	573	827
General and administrative	280	616	1,547	1,725
Total non-cash stock compensation expense	$644	$1,249	$2,828	$3,520

As of September 30, 2025, there was approximately $2.4 million in unrecognized compensation costs related to unvested stock options and restricted stock awards granted under the OEIP.

Stock Options

For the nine months ended September 30, 2025, there were 25,000 stock option awards granted. A summary of the Company’s stock options outstanding under the OEIP as of September 30, 2025 and related activity during 2025 is as follows (unaudited, in thousands except weighted average exercise price and weighted average remaining contractual life):

			Wtd. Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Life (Yrs)	Value
Outstanding as of December 31, 2024	5	$27.57	4.1	$—
Granted	25	1.26	—	$—
Outstanding as of September 30, 2025	30	$5.99	8.3	$—
Vested and expected to vest at September 30, 2025	30	$5.99	8.3	$—
Exercisable as of September 30, 2025	5	$27.57	3.4	$—

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the OEIP for the nine months ended September 30, 2025 and the activity during the period therein are as follows (unaudited, in thousands, except weighted average grant date fair value):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2024	419	$7.85
Granted	2,672	1.05
Vested	(1,390)	2.33
Canceled and forfeited	(48)	1.66
Unvested at September 30, 2025	1,653	$1.69

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

Disaggregation of Revenues

Revenues on a disaggregated basis are as follows (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
License and service fees	$796	$788	2,386	$2,326
Hosted environment usage fees	791	644	2,302	1,840
Cloud based usage fees	2,744	3,196	8,666	10,865
Consulting services and other	16	20	35	554
Total revenues	$4,347	$4,648	$13,389	$15,585

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$4,347	$4,648	$13,389	$15,585
Less:
Adjusted cost of revenues¹	1,136	1,318	3,565	4,889
Adjusted selling and marketing²	1,268	1,725	4,079	6,060
Adjusted research and development²	2,449	3,086	7,640	10,180
Adjusted general and administrative²	1,988	2,004	6,035	6,197
Adjusted operating loss	(2,494)	(3,485)	(7,930)	(11,741)
Other segment expenses³	—	(348)	(79)	(798)
Stock-based compensation expense	(644)	(1,249)	(2,828)	(3,520)
Depreciation	(71)	(91)	(217)	(285)
Amortization	(1,276)	(1,334)	(3,828)	(4,601)
Goodwill impairment	—	—	(11,052)	(23,989)
Proceeds from sale of ViewSpot, net	—	—	1,287	—
Total other (expenses) income, net	(50)	138	(126)	667
Loss before provision for income taxes	(4,535)	(6,369)	(24,773)	(44,267)
Provision for income tax expense	—	—	1	39
Net loss	$(4,535)	$(6,369)	$(24,774)	$(44,306)
Deemed dividend	(635)	—	(635)	—
Net loss attributable to common stockholders	$(5,170)	$(6,369)	$(25,409)	$(44,306)

1 Adjusted amounts exclude depreciation expense.

2 Adjusted amounts exclude stock-based compensation expense and other adjustments as further described in footnote 3 to this table.

3 Other segment expenses include personnel severance and reorganization activities and other corporate non-recurring expenditures.

The following table presents the disaggregation of Wireless revenues by product line (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Family Safety	$3,529	$3,939	$10,944	$12,623
CommSuite	792	644	2,303	1,840
ViewSpot	26	65	142	1,122
Total Wireless revenues	$4,347	$4,648	$13,389	$15,585

Customer Concentration Information

The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable, for the three and nine months ended September 30, 2025 and 2024.

During the three months ended September 30, 2025, three customers made up 61%, 21% and 18% of revenues. For the three months ended  September 30, 2024, three customers made up 63% , 21% and 14% of revenues.

During the nine months ended September 30, 2025, three customers made up 61%, 20% and 17% of revenues. For the nine months ended September 30, 2024, three customers made up 58%, 20% and 12% of revenues.

As of September 30, 2025, three customers accounted for 41% , 33% and 11% of accounts receivable. As of September 30, 2024, two customers accounted for 53% and 25% of accounts receivable.

Geographical Information

During the three and nine months ended September 30, 2025 and 2024, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa ("EMEA"). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	$4,331	$4,628	$13,354	$15,047
EMEA	16	20	35	538
Total revenues	$4,347	$4,648	$13,389	$15,585

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

Operating lease costs were $0.4 million for each of the three months ended September 30, 2025 and 2024. Operating lease costs were $1.2 million for each of the nine months ended September 30, 2025 and 2024.

The maturity of operating lease liabilities is presented in the following table (unaudited, in thousands):

As of September 30, 2025
2025	$431
2026	977
2027	377
2028	62
Total lease payments	1,847
Less imputed interest	209
Present value of lease liabilities	$1,638

Additional information relating to the Company’s operating leases follows (unaudited):

As of September 30, 2025
Weighted average remaining lease term (years)	1.5
Weighted average discount rate	8.2%

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

After a review of the four sources of taxable income as of September 30, 2025, and after consideration of the Company’s cumulative loss position as of December 31, 2024, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $70.2 million as of September 30, 2025.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. As of September 30, 2025, there are no audits in process or pending from Federal or state tax authorities. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Smith Micro may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the consolidated financial results of the Company. It is the Company’s policy to classify any interest and/or penalties in the consolidated financial statements as a component of income tax expense.

15. Subsequent Events

The Company evaluates and discloses subsequent events as required by FASB ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued.

On November 5, 2025, the Company announced that it has entered into definitive agreements with respect to two separate offerings; a registered offering with certain institutional and accredited investors, and an unregistered offering with the Company’s chief executive officer. Both offerings have been priced based on the market value of the offered securities as of the time of signing the purchase agreements and the Company will issue approximately 4.0 million shares of Common Stock and an equivalent amount of warrants exercisable for one share of the Company’s Common Stock at an exercise price of $0.6708 per share.  The aggregate gross proceeds of the two offerings are expected to be approximately $2.7 million, which includes a committed investment of $1.5 million from the Company’s chief executive officer.  The offerings are expected to close on or about  November 6, 2025, subject to customary closing conditions.

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

In the third quarter of 2025, our revenues decreased by 6% to $4.3 million compared to the third quarter of 2024, primarily driven by a $0.4 million decrease in our Family Safety product line, coupled with a nominal decrease in ViewSpot revenue, partially offset by an increase of $0.1 million in CommSuite revenues. The revenue decline primarily resulted from decreases associated with legacy Sprint Safe & Found revenue as subscribers migrate to the T-Mobile network. As a result of the decline in revenues, our gross profit during the third quarter of 2025 was $3.2 million, representing a decrease of $0.1 million as compared to the third quarter of the prior year.  In connection with the preparation of our second quarter 2025 financial statements, we evaluated our goodwill and determined that the carrying value of our single reporting unit exceeded its fair value which resulted in a non-cash pretax impairment charge of  $11.1 million for the quarter. On June 3, 2025, we sold our ViewSpot product for total consideration of $1.3 million, of which $1.0 million was paid on the closing date, with the remaining amounts were paid in two installments, the first of which was collected on July 1, 2025, and the final balance was collected on October 1, 2025. Our operating expenses decreased during the third quarter of 2025 compared to the third quarter of 2024 by approximately $2.1 million. This was primarily due to quarter-over-quarter reductions in sales and marketing and research and development expenses due to cost reduction initiatives undertaken during 2025.  The net loss attributable to common stockholders for the third quarter of 2025 was $5.2 million, resulting in a net loss of $0.25 per basic and diluted share.

We believe that we still remain strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers, as we currently provide white-label Family Safety applications to two Tier 1 wireless carriers operating in the United States. Further, a Tier 1 carrier in Europe launched a new SafePath-based family safety solution in the fourth quarter of 2024 and began conducting robust marketing activities related to that solution during the first quarter of 2025. In addition, with the recent expansion of our SafePath product line, most notably with SafePath Kids and SafePath OS, we believe that we are well-positioned to grow our Family Safety revenues more broadly with these Tier 1 carriers as well as with other operators in our industry. Further, our development of SafePath 8 is completed, and we expect to launch the new features that it enables with our customers. We believe that we have an opportunity to increase the respective subscriber bases, and in turn, grow the revenues associated with these Tier 1 carriers.

In the third quarter we received approximately $1.1 million in gross proceeds in exchange for short-term notes and warrants. Additionally, in October we announced strategic cost reductions in our organization, primarily comprised of workforce reorganization, which we expect to result in cost savings of approximately $1.8 million per quarter as compared to the second quarter of 2025, or approximately $7.2 million reduction in costs for 2026, excluding payment of employee separation costs of which approximately $0.5 million is currently expected to be paid by the end of the second quarter of 2026. These efforts are part of our broader initiative to realign the Company's cost structure with long-term business goals, strengthen the financial foundation, and accelerate our path to profitability.

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

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and nine months ended September 30, 2025 and 2024. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	26.1	28.4	26.6	31.5
Gross profit	73.9%	71.6%	73.4%	68.5%
Operating expenses:
Selling and marketing	34.0	44.3	35.8	46.2
Research and development	59.9	78.2	61.3	72.7
General and administrative	52.2	58.4	57.2	52.7
Depreciation and amortization	31.0	30.6	30.2	31.3
Proceeds from sale of ViewSpot, net	—	—	(9.6)	—
Goodwill impairment	—	—	82.5	153.9
Total operating expenses	177.0%	211.6%	257.5%	356.8%
Operating loss	(103.2)	(140.0)	(184.1)	(288.3)
Change in fair value of warrant liabilities	0.8	4.8	1.0	2.9
Interest (expense) income, net	(1.5)	(0.3)	(0.9)	0.6
Other (expense) income, net	(0.4)	(1.5)	(1.1)	0.8
Loss before provision for income tax provision	(104.3)%	(137.0)%	(185.0)%	(284.0)%
Provision for income tax expense	—	—	—	0.3
Net loss	(104.3)%	(137.0)%	(185.0)%	(284.3)%
Deemed dividend	(14.6)%	—%	(4.7)%	—%
Net loss attributable to common stockholders	(118.9)%	(137.0)%	(189.8)%	(284.3)%

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenues. Revenues were $4.3 million and $4.6 million for the three months ended September 30, 2025 and 2024, respectively, representing a decrease of $0.3 million, or 6%. This decrease was primarily related to declines associated with our Family Safety product line of $0.4 million, which was mostly driven by Sprint Safe & Found revenue declining as legacy Sprint subscribers migrated to the T-Mobile network, coupled with a nominal decline in ViewSpot revenue that was primarily due to a contract that concluded during 2024 and the sale of that product in June 2025, partially offset by an increase in CommSuite revenues of approximately $0.1 million.

Cost of revenues. Cost of revenues were $1.1 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively. This decrease of $0.2 million was primarily due to the period-over-period decline in revenue coupled with the impact of cost reduction efforts undertaken.

Gross profit. Gross profit was $3.2 million, or 73.9% of revenues, for the three months ended September 30, 2025, compared to $3.3 million, or 71.6% of revenues, for the three months ended September 30, 2024. The decrease of $0.1 million in gross profit was driven by the period-over-period decline in revenue volume.

Selling and marketing. Selling and marketing expenses were $1.5 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively. This decrease of $0.6 million was primarily due to decreases in personnel related costs due to cost reduction activities undertaken.

Research and development. Research and development expenses were $2.6 million and $3.6 million for the three months ended September 30, 2025 and 2024, respectively. This decrease of $1.0 million was primarily due to decreases in personnel related costs due to cost reduction activities undertaken.

General and administrative. General and administrative expenses were $2.3 million and $2.7 for each of the three months ended September 30, 2025 and 2024, respectively. This decrease of approximately $0.4million was primarily due to decreases in personnel related costs due to cost reduction activities undertaken.

Depreciation and amortization. Depreciation expense was $0.1 million for both the three months ended September 30, 2025 and 2024. Amortization expense was $1.3 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was nominal for the three months ended September 30, 2025 and 2024, respectively. Change in fair value of warrant liabilities was nominal and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. The total decrease in income of $0.2 million resulted from valuation related impacts to the warrant liabilities in the respective periods.

Interest (expense) income, net. Interest expense, net was nominal for each of the three months ended September 30, 2025 and 2024.

Other (expense) income, net. Other expense, net was nominal for each of the three months ended September 30, 2025 and 2024.

Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the three months ended September 30, 2025 and 2024. There were no material changes in the period-to-period comparison.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenues. Revenues were $13.4 million and $15.6 million for the nine months ended September 30, 2025 and 2024, respectively, representing a decrease of $2.2 million, or 14%. This decrease was primarily related to declines associated with our Family Safety product line of $1.7 million, which was mostly driven by Sprint Safe & Found revenue declining as legacy Sprint subscribers migrated to the T-Mobile network, coupled with a decline in ViewSpot revenue of $1.0 million partially offset by an increase in CommSuite revenues of $0.5 million.

Cost of revenues. Cost of revenues were $3.6 million and $4.9 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease of $1.3 million was primarily due to the period-over-period decline in revenue coupled with the impact of cost reduction efforts undertaken.

Gross profit. Gross profit was $9.8 million, or 73.4% of revenues, for the nine months ended September 30, 2025, compared to $10.7 million, or 68.5% of revenues, for the nine months ended September 30, 2024. The decrease of approximately $0.8 million in gross profit was driven by the period-over-period decline in revenue volume.

Selling and marketing. Selling and marketing expenses were $4.8 million and $7.2 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease of approximately $2.4 million was primarily due to decreases in personnel related costs due primarily to cost reduction activities undertaken by the Company.

Research and development. Research and development expenses were $8.2 million and $11.3 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease of approximately $3.1 million was primarily due to decreases in personnel related costs due to cost reduction activities undertaken by the Company.

General and administrative. General and administrative expenses were $7.7 million and $8.2 million for the nine months ended September 30, 2025 and 2024, respectively. This decrease of approximately $0.6 million was primarily related to declines in personnel related costs of $0.2 million, stock compensation costs of approximately $0.2 million and other corporate expense reductions.

Depreciation and amortization. Depreciation expense was $0.2 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense was $3.8 million and $4.6 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets, and as such it decreased by approximately $0.8 million period-over-period.

Gain on Sale of ViewSpot. On June 3, 2025, we sold our ViewSpot product for total consideration of $1.3 million, of which $1.0 million was paid on the closing date, with the remaining amounts paid in two installments, the first of which was collected on July 1, 2025, and the final balance was collected on October 1, 2025. There were no such amounts for the nine months ended September 30, 2024.

Goodwill impairment. A goodwill impairment charge of $11.1 million was recorded for the nine months ended  September 30, 2025 due to an analysis whereby we concluded that the carrying value of our single reporting unit exceeded its fair value. A goodwill impairment charge was recorded in the amount of $24.0 million for the nine months ended September 30, 2024.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was $0.1 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. The total decrease in income of $0.3 million resulted from valuation related impacts to the warrant liabilities in the respective periods.

Interest (expense) income, net. Interest expense, net was $0.1 million for the nine months ended September 30, 2025 and interest income, net was $0.1 million for the nine months ended September 30, 2024.The period-over-period change is related to additional interest incurred on short-term obligations.

Other (expense) income, net. Other expense, net was $0.1 million for the nine months ended September 30, 2025 and other income, net was $0.1 million for the nine months ended September 30, 2024. The period over period change was primarily related to the licensing of several of our patents in February 2024.

Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the nine months ended September 30, 2025 and 2024. There were no material changes in the period-to-period comparison.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations. As of September 30, 2025, the Company's cash and cash equivalents were approximately $1.4 million. Since December 31, 2024, we have utilized cash collections, including the proceeds from the sale of our ViewSpot product and cash on hand to cover routine working capital requirements. On July 18, 2025, we closed on a registered direct offering of Common Stock and a concurrent placement of warrants, which provided gross proceeds to the Company of approximately $1.5 million, prior to offering fees and transaction expenses. Additionally, on September 11, 2025 and September 29, 2025, we entered into Notes Purchase Agreements, as more fully described in Note 5, which provided gross cash proceeds of approximately $1.2 million by September 30, 2025.

The timing of our anticipated revenue growth relative to the costs of operating, maintaining, innovating and evolving our business to respond to industry trends and maximize growth opportunities may result in cash and cash equivalents being insufficient to fund operations at current levels over the next twelve months and beyond.

This adverse impact on liquidity does not trigger a violation of any covenants in our material agreements, particularly as the September 11, 2025 and September 29, 2025 Notes Purchase Agreements do not contain any material financial covenants. The availability of sufficient funds will depend to an extent on the existence and timing of subscriber growth and the related cash generation thereof, and/or the ability to obtain the necessary capital to meet our obligations and fund our working capital requirements to maintain normal business operations. To meet future cash needs, the Company may determine to take additional actions, as noted in the Risk Factor appearing in our 2024 Form 10-K under the heading, "If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern." There can be no assurance that any such potential actions will be available or will be available on satisfactory terms. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management's plans and efforts to date, we have been unable to alleviate substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued.

Cash Flows

Changes in cash and cash equivalents are as follows:

	For the Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(5,007)	$(9,368)
Net cash provided by investing activities	1,235	181
Net cash provided by financing activities	2,358	3,571
Net decrease in cash and cash equivalents	$(1,414)	$(5,616)

Operating activities

Net cash used in operating activities was $5.0 million for the nine months ended September 30, 2025. The primary uses of operating cash were a net loss of $24.8 million less non-cash expenses totaling $18.0 million, including a goodwill impairment charge of $11.1 million, and depreciation and amortization of $4.0 million and stock compensation expense of $2.8 million, coupled with a decrease in accounts payable and accrued liabilities of $0.3 million, primarily due to the timing and change in payments for accounts payable and payroll, partially offset by a decrease in accounts receivable of $3.0 million.

Net cash used in operating activities was $9.4 million for the nine months ended September 30, 2024. The primary uses of operating cash were a net loss of $44.3 million less non-cash expenses totaling $31.7 million, driven by a goodwill impairment charge of $24.0 million, depreciation and amortization of $4.9 million and stock compensation expense of $3.5 million, and a decrease in accounts payable and accrued liabilities of $1.4 million, partially offset by a decrease in accounts receivable of $4.5 million.

Investing activities

Net cash provided by investing activities of $1.2 million for nine months ended September 30, 2025 was primarily due to the net proceeds from the sale of ViewSpot in June 2025, offset by capital expenditures. Net cash provided by investing activities of $0.2 million for the nine months ended September 30, 2024 was primarily attributable to the net proceeds from licensing several of our patents in February 2024.

Financing activities

Net cash provided by financing activities of $2.4 million for the nine months ended September 30, 2025 was attributable to the net cash proceeds to the Company of $1.0 million from the July 2025 Registered Direct and Private Placement offering, and the September 2025 gross proceeds of $1.2 million from the issuance of notes and warrants, and the timing of borrowings of $0.9 million less repayments of $0.8 million from short-term insurance premium financing arrangements.

Net cash provided by financing activities of $3.6 million for the nine months ended September 30, 2024 was primarily attributable to the net cash proceeds of $3.4 million from the Registered Direct Offering and Private Placement conducted in May 2024, and borrowings of $1.0 million less repayments of $0.8 million from short-term insurance premium financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
Maximum Number (or
Approximate Dollar
			Total Number of Shares	Value) of Shares
			(or Units) Purchased	(or Units) that May
			as Part of Publicly	Yet Be Purchased
	Total Number of Shares	Average Price Paid	Announced Plans	Under the Plans
	(or Units) Purchased (1)	per Share (or Unit)	or Programs	or Programs
Period	(a)	(b)	(c)	(d)
July 1 - 31, 2025	—	$—	—	—
August 1 - 31, 2025	145,903	$0.80	—	—
September 1 - 30, 2025	5,225	$0.70	—	—
Total	151,128	$0.79

(1)

Shares of the Company's Common Stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All the shares were cancelled when they were acquired by the Company.

Item 5. Other Information

Trading Arrangements

During the fiscal quarter ended on September 30, 2025, none of the Company’s directors or “officers”, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Amendment to Bylaws

The information set forth below is included for the purpose of providing the disclosure required by “Item 5.03 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.

On October 30, 2025, the Company’s Board of Directors adopted resolutions that approved an amendment to the Amended and Restated Bylaws of the Company, as amended, (the “Bylaws Amendment”) to provide that the holders of forty percent (40%) of the stock issued and outstanding and entitled to vote, present in person or represented by proxy, will constitute a quorum at all meetings of the stockholders for the transaction of business, except as otherwise provided by statute or by the Company’s Certificate of Incorporation.  The previous quorum requirement was the holders of a majority of the stock issued and outstanding, except as otherwise provided by statute or by the Company’s Certificate of Incorporation. The amendment became effective immediately.

The above summary of the amendment to the Amended and Restated Bylaws, as amended, is qualified in its entirety to the full text of the Company’s bylaws, as amended, a copy of which is attached as Exhibit 3.2 to this Form 10-Q.

Item 6. Exhibits

Exhibit	Description
3.2	Amended and Restated Bylaws as amended through October 30, 2025, filed herewith
4.1	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated July 17, 2025, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 18, 2025
4.2	Form of Common Stock Purchase Warrant issued pursuant to Note Purchase Agreement effective September 11, 2025, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2025
4.3	Form of Common Stock Purchase Warrant issued pursuant to Note Purchase Agreement dated September 29, 2025, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2025
10.1*	Form of Securities Purchase Agreement (Registered Shelf Takedown Offering) by and among the Registrant and the Purchasers party thereto, dated July 17, 2025, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 18, 2025
10.2*	Form of Note Purchase Agreement by and among the Registrant and the Purchasers party thereto, effective September 11, 2025, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2025
10.3*
Form of Note Purchase Agreement by and among the Registrant and the Purchasers party thereto, dated September 29, 2025, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2025

10.4	Form of Secured Promissory Note, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 17, 2025
10.5	Form of Secured Promissory Note, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2025
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SMITH MICRO SOFTWARE, INC.

November 5, 2025	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2025	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)