Form 10-K
period 2025-12-31
SMITH MICRO SOFTWARE, INC.
filed 2026-03-05
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________

FORM 10-K

____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was $10,935,493 based upon the closing sale price of such stock as reported on the Nasdaq Capital Market on that date. For purposes of such calculation, only executive officers, board members, and beneficial owners of more than 10% of the registrant’s outstanding common stock are deemed to be affiliates.

As of February 26, 2026, there were 25,763,019 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for use in connection with its 2026 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K

SMITH MICRO SOFTWARE, INC.

2025 ANNUAL REPORT ON FORM 10-K

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

Risks Related to our Business Operations

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

•

our dependency upon effective operation with operating systems, devices, networks and standards that we do not control and on our continued relationships with mobile operating system providers, device manufacturers and mobile software application stores;

•	our ability to hire and retain key personnel;

•	the possibility of security and privacy breaches in our systems and in the third-party software and/or systems that we use, damaging client relations and inhibiting our ability to grow;

•	interruptions or delays in the services we provide from our data center hosting facilities or virtual cloud infrastructures;

•	the existence of undetected software defects in our products and our failure to resolve detected defects in a timely manner;

Financial, Investment and Indebtedness Risks

•	our ability to remain a going concern;

•	our ability to raise additional capital and the risk of such capital not being available to us at commercially reasonable terms or at all;

•	our ability to be profitable;

•	current and potential future negative impacts from cost reduction efforts we have taken and may in the future undertake;

•	adverse impact to our results of operations if we fail to realize the full value of our intangible assets;

•	the dilutive impact to our stockholders of the exercise of our outstanding warrants;

Risks Related to Our Industry and Macroeconomic Conditions

•	changes in our operating income due to shifts in our sales mix and variability in our operating expenses;

•

our current client concentration within the vertical wireless carrier market, and the potential impact to our business resulting from changes within this vertical market, or failure to penetrate new markets;

•	rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;

•	intense competition in our industry and the core vertical markets in which we operate, and our ability to successfully compete;

•	the risks inherent with international operations;

Legal and Regulatory Risks

•	the risk of being delisted from Nasdaq if we continue to fail to meet any of its applicable listing requirements;

•	the impact of evolving information security and data privacy laws on our business and industry;

•	the impact of governmental regulations on our business and industry;

•	our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;

Risk Related to our Convertible notes

•	the terms and repayment obligations may restrict our ability to obtain additional financing;

•	the conversion of the Convertible Notes and exercise of accompanying warrants will have a dilutive effect;

•	the Convertible Notes are secured, and default on the Convertible Notes could cause the note holders to foreclose on our assets;

•	the Convertible Note holders have additional rights upon an event of default that could harm our financial condition or require us to curtail or cease operations;

Other General Risks

•	negotiation of new or amended agreements may result in longer sales and launch cycles than expected, which could impact our financial position;

•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;

•	failure to realize the expected benefits of prior acquisitions;

•	the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;

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

We continue to innovate and evolve our business to respond to industry trends and maximize opportunities in growing and evolving markets, such as digital lifestyle services and online safety, the consumer IoT marketplace, and by leveraging advanced technologies like artificial intelligence to enhance the features and capabilities of our solutions. The key to our longevity, however, is not simply technological innovation, but our focus on understanding our customers’ needs and delivering value.

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

•

Consumer service providers face increasing pressure to offer mobile software applications alongside their core service offerings to drive customer satisfaction and engagement, but lack the expertise and technologies needed to deliver user-friendly mobile solutions to meet this demand securely and cost-effectively;

•

Enterprises face increasing pressure to mobilize workforces, operations, and customer engagement, but lack the expertise and technologies needed to leverage mobile technology securely and cost-effectively;

•	The ubiquity and convenience of e-commerce has created the need for consumer-facing brands to reimagine brick-and-mortar retail experiences; and

•	The change in dynamics of work, school and home life has led to an increased use of mobile devices for work, education and entertainment which has given rise to a new set of challenges and issues.

To address these challenges, Smith Micro offers the following solutions:

Products

SafePath®– The SafePath product suite provides comprehensive and easy-to-use tools to protect family digital lifestyles and manage connected devices both inside and outside the home. As a carrier-grade, white-label platform, SafePath empowers MNO and cable operators to bring to market full-featured, on-brand family safety solutions that provide in-demand services to mobile subscribers. These solutions include location tracking, parental controls, driver safety functionality, and enhanced AI/machine learning to optimize and customize families' online experience and provide social media intelligence to help parents and guardians better understand their children's online world. In 2024, we launched SafePath Global™, a new deployment and launch model that allows MNOs to rapidly deliver SafePath to their users with faster time-to-market, minimal reliance on MNO's resources, and easy customer onboarding. Our SafePath-based solutions have traditionally been delivered to end-users as value-added services, offering new revenue streams for MNOs while helping to increase brand affinity and reduce subscriber churn. More recently, our latest innovations in the SafePath platform focus on aligning with MNO's core business - meeting them with solutions that support what they sell best.  With our latest innovations in SafePath Kids™ and SafePath OS™, carriers can leverage the strength of our SafePath solutions to offer devices and rate plans aimed at creating a safer mobile experience, not as value-added service but as an integral component of the carrier's core offerings. We launched SafePath Kids in 2024 as a new and innovative implementation of our solution, which enables MNOs to offer rate plans for children with built-in protections, and in 2025 we launched SafePathOS, a software solution designed to be pre-installed and configured on mobile devices to enable MNOs to offer kids phones and senior phones with key features and protections of our SafePath family safety solution out of the box.

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

ViewSpot® – Our retail display management platform provided wireless carriers and retailers with a way to bring powerful on-screen, interactive demos to life. These engaging in-store demo experiences delivered consistent, secure, and targeted content that can be centrally managed and updated via ViewSpot Studio. With the feature set provided by the ViewSpot platform, wireless carriers and other smartphone retailers could easily customize and optimize the content loops displayed on demo devices so that it resonated with in-store shoppers. Interactive demos created in ViewSpot could be experienced on Android smart devices. We divested our ViewSpot product on June 3, 2025.

Marketing and Sales Strategy

Because of our broad product portfolio, deep integration and product development experience and flexible business models we can quickly bring to market innovative solutions that support our customers’ needs, which create new revenue opportunities for our customers and differentiates their products and services from their competitors.

Our marketing and sales strategy is as follows:

Leverage Operator Relationships. We continue to capitalize on our strong relationships with the world’s leading MNOs and MSOs. These customers serve as our primary distribution channel, providing access to hundreds of millions of end-users around the world.

Focus on High-Growth Markets. We continue to focus on providing digital lifestyle solutions and premium messaging services.

Expand our Customer Base. In addition to growing our business with current customers, we look to add new MNO and MSO customers worldwide, as well as to expand into new partnerships as we extend the reach of our product platforms within the connected lifestyle ecosystem.

Key Revenue Contributors

In our business, we market and sell our products primarily to large MNOs and MSOs, so there are a limited number of actual and potential customers for our current products, resulting in significant customer concentration. With SafePath Global, we plan to expand our customer reach more easily to smaller MNOs and MSOs.

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

Competition

The markets in which we operate are highly competitive and subject to rapid changes in technology. These conditions create new opportunities for Smith Micro, as well as for our competitors, and we expect new competitors to continue to enter the market. We not only compete with other software vendors for new customer contracts; in an increasingly competitive and fast-moving market we also compete to acquire technology and qualified personnel.

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

Human Capital Resources

As of December 31, 2025, we had a total of 118 employees within the following departments: 80 in engineering and operations, 24 in sales and marketing, and 14 in management and administration. We are not subject to any collective bargaining agreement, and we believe that our relationships with our employees are good. We believe that our strength and competitive advantage is our people. We value the skills, strengths, and perspectives of our diverse team and foster a participatory workplace that enables people to get involved in making decisions. The Company provides various training and development opportunities to foster an environment in which employees are encouraged to be creative thinkers who are driven, focused, and interested and able to advance their knowledge and skills in ever-changing technology.

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

We sell our wireless products and solutions primarily to large wireless carriers, so there are a limited number of actual and potential customers for our products, resulting in significant customer concentration. For the year ended December 31, 2025, sales to our three largest customers comprised 60%, 21%, and 18% of our revenues. No other customer was greater than 10% of our revenues individually.

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

Interruptions or delays in service from data center hosting facilities or virtual cloud infrastructures could impair the delivery of our service and harm our business.

We currently serve our customers from data center hosting facilities or virtual cloud infrastructures. Any damage to, or failure of, or degradation of performance from such facilities or virtual cloud infrastructures generally could result in interruptions in our service. Our platform depends, in part, on the virtual cloud infrastructure hosted by AWS. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, power loss, telecommunications failures, cyber-attacks, terrorist or other attacks, and other similar events beyond our control, could adversely affect our cloud-native platform. Additionally, AWS may experience threats or attacks from computer malware, ransomware, viruses, social engineering (including phishing attacks), denial of service or other attacks, employee theft or misuse and general hacking have become more prevalent, particularly against cloud-native services and vendors of security solutions. Any of these security incidents could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, loss or destruction of, or other unauthorized processing of our data or Consumers’ data or disrupt our ability to provide our platform or service. A prolonged AWS service disruption affecting our cloud-native platform for any of the foregoing reasons could interrupt or degrade the performance of our platform and adversely impact our ability to serve Consumers and could damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, may reduce our revenue, cause us to issue credits or pay penalties, cause us to lose customers, or otherwise harm our business, financial condition, or results of operations. We may also incur significant costs for using alternative hosting sources or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use.

In the event that our AWS contract is terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging for or creating new facilities or re-architecting our platform for deployment on a different cloud infrastructure service provider, which would adversely affect our business, financial condition, and results of operations.

Our products depend upon effective operation with operating systems, devices, networks, standards, and other third party technology that we do not control and on our continued relationships with mobile operating system providers, device manufacturers, and other third-party technology providers. Changes in our products or to those operating systems, devices, networks, standards, or third-party technology, or interference with those relationships may seriously harm our customers’ ability to retain or attract new users and may harm our revenue and growth.

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

As indicated in the report provided from our independent registered public accounting firm, the Company's present financial situation raises substantial doubt about the Company's ability to continue as a going concern without additional capital becoming available to the Company. While the accompanying financial statements have been prepared assuming that the Company will continue as a going concern, continued operations are dependent upon our ability to execute according to plans, which may include reducing expenditures, obtaining further operational efficiencies, completing equity or debt financings, or securing commercial lines of credit, and ultimately generating profitable operational results. Such financing or lines of credit may not be available on reasonable terms or at all. While the business plans we have established may enable us to meet our financial obligations as they become due over the next twelve months and maintain our current level of operating activities, our ability to continue as a going concern is substantially dependent upon multiple factors, which primarily include those factors set forth above. In order to preserve liquidity, we may also take one or more of the following additional actions:

•	Implement additional restructuring and cost reductions,

•	Secure a revolving line of credit,

•	Dispose of one or more product lines, and/or

•	Sell or license intellectual property.

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

Additional financing will likely be required to fund our future activities. We could raise these funds by selling more stock to the public or to selected investors, or by entering into borrowing arrangements; provided that the terms of our outstanding warrants and Convertible Notes (as defined below) do not hinder our ability to access the capital markets (See “Risks Related to Our Convertible Notes”). We may not be able to obtain additional funds on favorable terms, or at all. If adequate funds are not available, we may be required to curtail our operations or other business activities significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain technologies or potential markets. Our inability in the future to obtain additional equity or debt capital on acceptable terms, or at all, could adversely impact also our ability to execute our business strategy, which could adversely affect our growth prospects and future stockholder returns.

Additionally, the securities purchase agreements we have entered into in the past, and may enter into in the future, may include certain restrictions or otherwise impair our ability to obtain additional financing using certain types of transactions.

It is possible that our future capital requirements may vary materially from those currently anticipated. The amount of capital that we will need in the future will depend on many factors, including but not limited to:

•	the launch and market acceptance of our products;

•	the levels of promotion and advertising that will be required to launch our products and achieve and maintain a competitive position in the marketplace;

•	our business, product, capital expenditure, and research and development plans and product and technology roadmaps;

•	the levels of working capital that we maintain;

•	any acquisitions that we would choose to undertake;

•	capital improvements to new and existing facilities;

•	technological advances;

•	our competitors’ response to our products; and

•	our relationships with suppliers and customers.

In addition, we may raise additional capital to accommodate planned growth, hiring, and infrastructure needs or to consummate acquisitions of other businesses, products, or technologies.

The Company has a history of net losses and may incur substantial net losses in the future.

We have been in a net loss position for all periods presented, in part due to the loss of one of our U.S. Tier 1 customers in 2023. Beginning in 2023, we accelerated efforts designed to reduce operating costs to advance our ongoing commitment to profitable growth, resulting in significantly reduced operating expenditures since that date, and we may need to continue such efforts. We may encounter challenges in the execution of these efforts, and these challenges could impact our financial results. Moreover, although we believe that these efforts have reduced operating costs and improved operating margins, we cannot guarantee that we will sustain the targeted benefits, or that the benefits will be adequate to meet our long-term profitability and operational expectations. Concurrently, we are focusing our efforts on growing our customers’ subscribers on the SafePath platform and offering expanded offerings to our existing and prospective customers that we believe are more closely aligned with their core business objectives, which we expect will increase our revenues, however we cannot guarantee that our efforts will be successful or will result in an increase in our revenues in the manner that we expect or at all. If we do not achieve certain revenue targets subsequent to these efforts, we may need to undertake further cost reduction actions, which may include further restructurings.

The results of cost reduction efforts undertaken by the Company could negatively impact the Company's future operational goals and may negatively impact the Company.

The Company's actions to reduce operating costs have caused the Company to incur additional charges related to severance and reorganization activities in 2025 and 2024, which included charges related to employee transition, severance payments, employee benefits, and stock-based compensation. Similar events and/or operating cost reduction efforts in the future could cause the Company to take similar remedial actions, which could cause the Company to incur additional charges in the short-term period following such events or actions. Additional continuing risks associated with the impact of these efforts include employee attrition beyond our intended reduction in force and adverse effects on employee morale, diversion of management attention, adverse effects to our reputation as an employer (which could make it more difficult for us to hire new employees in the future), and potential failure or delays to meet operational and growth targets due to the loss of qualified employees. If we do not realize the expected benefits of our cost reduction efforts on a timely basis or at all, our business, results of operations and financial condition could be adversely affected.

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

Our results of operations may be adversely affected if we fail to realize the full value of our intangible assets.

As of December 31, 2025, we had net intangible assets of $18.5 million. We assess definite lived assets for impairment annually, and we conduct an interim evaluation of definite lived and indefinite lived assets whenever events or changes in circumstances indicate that these assets may be impaired. Our ability to realize the value of net intangible assets will depend on the future cash flows of the businesses to which they relate. If we are not able to realize the value of net intangible assets, this could adversely affect our results of operations and financial condition and also result in an impairment of those assets.

Exercise of outstanding warrants issued in connection with our capital raising efforts will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.

As of February 28, 2026, there were warrants outstanding to purchase up to 18,348,471 shares of our common stock at exercises prices ranging from $0.67 to $21.20. The exercise of some or all of these warrants will dilute the ownership interests of existing stockholders. Any sales in the public market of shares of our common stock that we issued upon exercise of these warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of these warrants may encourage short selling by market participants because the exercise of the warrants could be used to satisfy short positions.

Risks Related to Our Convertible Notes

The terms of our Convertible Notes, and our debt repayment obligations thereunder, may restrict our ability to obtain additional financing, and adversely affect our financial condition and cash flows from operations in the future.

We are obligated to issue senior secured notes convertible into our common stock pursuant to that certain Securities Purchase Agreement dated as of March 4, 2026 (the “Convertible Notes”).  Our indebtedness under the Convertible Notes, and certain restrictions included within the terms of the Convertible Notes, may restrict, and otherwise impair our ability to obtain additional financing in the future for general corporate purposes, including working capital, capital expenditures, potential acquisitions and strategic transactions. Further, a portion of our cash flows from operations may have to be dedicated to repaying the principal and interest of the Convertible Notes while the Convertible Notes are outstanding. Our ability to meet our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors, many of which are outside of our control. Our future operations may not generate sufficient cash to enable us to repay our debt, including the Convertible Notes. If we fail to make a payment on our debt, we could be in default on such debt.

Conversion of the Convertible Notes and exercise of the warrants issued in connection with the Convertible Notes will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of the Convertible Notes or exercise of some or all of the warrants issued along with the Convertible Notes will dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion of the Convertible Notes or exercise of the warrants could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes or exercise of the warrants could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into, or exercise of warrants for, shares of our common stock could depress the price of our common stock.

Our obligations to the holders of our Convertible Notes are secured by a security interest certain of our assets, including our accounts receivable, and if we default on those obligations, the note holders could foreclose on those assets.

Our obligations under the Convertible Notes and the transaction documents relating to those notes are secured by a security interest in certain of our assets. As a result, if we default under our obligations under the Convertible Notes or the transaction documents, the holders of the Convertible Notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to curtail or cease operations.

The holders of our Convertible Notes have certain additional rights upon an event of default under the Convertible Notes which could harm our business, financial condition and results of operations and could require us to curtail or cease our operations.

Under our Convertible Notes, the holders have various rights upon an event of default. Such rights include (i) an increase in the interest rate; and (ii) the holders having the right to demand redemption of all or a portion of the Convertible Notes. At any time after certain notice requirements for an event of default are triggered, a holder of the Convertible Notes may require us to redeem all or any portion by delivering written notice. Each portion of the Convertible Notes subject to redemption would be redeemed by us in cash by wire transfer of immediately available funds at a price equal to the outstanding principal and interest under the Convertible Note. We may not have sufficient funds to settle the redemption price and, as described above, this could trigger rights under the security interest granted to the holders and result in the foreclosure of their security interests and liquidation of some of our assets.

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

As initially disclosed on our Current Report on Form 8-K filed with the SEC, on June 23, 2025, Smith Micro Software, Inc. (the “Company”) received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market (“Nasdaq”) advising that the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) as a result of the closing bid price of the Company’s common stock (“Common Stock”) having been below $1.00 for thirty consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted a period of 180 calendar days from the notification date, or until December 22, 2025, to regain compliance with the Minimum Bid Price Requirement.

On December 23, 2025, the Company received a written notice from Nasdaq (the “December Notice”) granting an additional 180 days, or until June 22, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time before June 22, 2026, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days, unless Nasdaq exercises its discretion to extend this ten-day period, Nasdaq will provide written confirmation stating that the Company has achieved compliance with the Minimum Bid Price Requirement.

The December Notice has no immediate effect on the continued listing status of the Company’s Common Stock on The Nasdaq Capital Market, and the Company’s listing remains fully effective.

The Company intends to continue monitoring the closing bid price of its common stock and assess its available options in order to regain compliance with the Minimum Bid Price Requirement. If among such options the Company elects to pursue a reverse stock split to regain compliance with the Minimum Bid Price requirement, there can be no assurance that it would accomplish this objective for any meaningful period of time, or at all, or that it would result in any permanent or sustained increase in the market price of our Common Stock; and if such an event would be viewed unfavorably by the market, it could have the effect of reducing our market capitalization. Furthermore, pursuant to a recent modification to Nasdaq’s listing standards, if a company effects a reverse stock split and within one year thereafter becomes non-compliant with the Minimum Bid Price Requirement, it would immediately receive a notification letter from the Nasdaq Listing Qualifications Department commencing delisting proceedings, with no opportunity for a compliance period.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

In our business, we recognize the risk that cybersecurity threats pose to our operations, and as such, cybersecurity is an important component of our overall risk management strategy. We have adopted and implemented an approach to identify and mitigate cybersecurity risks utilizing the National Institute of Standards and Technology’s Cybersecurity Framework (“NIST CSF”) as a guideline to help management identify, assess, reassess, and manage cybersecurity risks. We have developed and implemented cybersecurity programs and processes, including risk management and assessment programs, network segmentation, deployment of detection tools across our network, systems and databases, security and event monitoring capabilities, a detailed incident response plan and an incident response team. Our incident response team includes our General Counsel and our Chief Operating Officer and Chief Financial Officer and members of our information technology team. We conduct an initial assessment on the cybersecurity profile of our third party vendors as they are onboarded and evaluate their cyber security programs and safeguards before allowing them access in our environments. We utilize cyber intelligence to provide continuous monitoring and scanning of systems to provide awareness if any of our vendors have security incidents. Within our purchasing and third-party vendor management programs, we require all vendors who handle our data as well as vendors who provide technology and data services to maintain certain security protections including compliance with applicable data protection laws and implementation of administrative, physical, and technical safeguards to protect our data, including storage, transmission, and access. We have implemented advanced detection, prevention and protection capabilities, including practices and tools to monitor and mitigate threats. We provide quarterly company-wide cybersecurity information training and routinely communicate with employees about the potential for cybersecurity threats. We additionally deploy technical safeguards that are designed to protect our information systems from cybersecurity threats including firewalls, intrusion penetration and detection systems, anti-malware functionality and access controls, vulnerability assessments and cybersecurity threat intelligence. We continuously monitor and assess our information technology and data assets to detect anomalies and to respond quickly to threats that may arise. In certain instances, we engage third parties to conduct or assist us with conducting cybersecurity risk assessments, information security program assessments and external threat environment reviews.

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

Governance

The audit committee of the Company’s Board of Directors is responsible for overseeing management’s risk assessment and risk management processes designed to monitor and mitigate cybersecurity threats by reviewing with management the cybersecurity and other information technology risks, controls and processes, including the processes used to prevent or mitigate cybersecurity risks and respond to cybersecurity events. On at least an annual basis, a member of the Company's incident response team provides reports to the entire Board of Directors and other members of our senior management team as appropriate. These reports include updates on the Company’s cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our Chief Operating Officer has worked in collaboration with third party cybersecurity risk advisors who bring decades of experience in designing, implementing, and managing cybersecurity risk programs. Based on past work experiences and in collaboration with third-party service providers, he assesses our risks and also regularly updates senior management on our cybersecurity risk governance and management and the status of ongoing efforts to strengthen cybersecurity effectiveness. We also actively engage with key vendors, customers, and industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.

As dictated by the incident response plan, the Audit Committee of our Board of Directors also will receive prompt and timely information regarding cybersecurity threats or incidents that may be material in nature from the incident response team, as well as ongoing updates regarding any such threat or incident until it has been mitigated, resolved, or otherwise addressed.

Item 2. PROPERTIES

Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 35,621 square feet of space under a lease that expires on April 30, 2026. In February 2026, we executed a renewal on the lease whereby beginning May 1, 2026 we will lease approximately 9,571 square feet through April 30, 2031.  We occupy approximately 8,513 square feet of space in Aliso Viejo, California in a lease that expires on February 29, 2028. Internationally, we lease approximately 12,728 square feet in Belgrade, Serbia under a lease that expires July 31, 2026, approximately 1,500 square feet in Stockholm, Sweden under a lease that expires September 30, 2026, and approximately 2,659 square feet in Braga, Portugal under a lease that expires May 31, 2027.

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

Holders

As of February 26, 2026, there were approximately 87 holders of record of our common stock based on information provided by our transfer agent.

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

Purchases of Equity Securities by the Company

The table set forth below shows all purchases of securities by us during the fourth quarter of fiscal year 2025:

ISSUER PURCHASES OF EQUITY SECURITIES
	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
October 1 - 31, 2025	—	$—	0.00	0.00
November 1 - 30, 2025	224,557	0.64	0.00	0.00
December 1 - 31, 2025	8,037	0.59	0.00	0.00
Total	232,594	$0.64

(1)

Shares of the Company's Common Stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All shares were cancelled when they were acquired by the Company.

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

We continue to innovate and evolve our business to respond to industry trends and maximize opportunities in growing and evolving markets, such as digital lifestyle services and online safety, the consumer IoT marketplace, and by leveraging advanced technologies like artificial intelligence to enhance the features and capabilities of our solutions. The key to our longevity, however, is not simply technological innovation, but our focus on understanding our customers’ needs and delivering value.

In 2025, our revenues declined by 16% to $17.4 million, primarily driven by an $2.3 million decline in revenues in our Family Safety product line, which primarily resulted from decreases associated with legacy Sprint Safe & Found revenue as subscribers migrate to the T-Mobile network and a one-time event with one of our existing deployments that resulted in reduced revenue, coupled with a $1.0 million decline in ViewSpot revenues, partially offset by an increase of $0.1 million in CommSuite revenues.  As a result of the decrease in revenue, gross profit declined to $12.9 million in 2025, a decrease of $1.6 million compared to the prior year. In connection with the preparation of our second quarter 2025 financial statements, we evaluated our goodwill and determined that the carrying value of our single reporting unit exceeded its fair value which resulted in a non-cash pretax impairment charge of $11.1 million for the quarter. On June 3, 2025, we divested our ViewSpot product for total consideration of $1.3 million, of which $1.0 million was paid on the closing date, with the remaining amounts collected on July 1, 2025 and October 1, 2025.

Our operating expenses decreased in 2025 compared to 2024 by $21.9 million, primarily due to the non-cash goodwill impairment charge of $11.1 million in 2025 compared to a non-cash impairment charge of $24.0 million in 2024 and a continued focus on further cost reduction activities throughout the course of 2024 and 2025. We realized year-over-year reductions in Research and Development, Sales and Marketing and General and Administrative expenses of $3.4 million, $2.9 million and $0.6 million, respectively, as a result of the cost reduction efforts undertaken. These decreases resulted in a 20% reduction in operating expenses in 2025, excluding goodwill impairment, the ViewSpot sale, and depreciation and amortization, as compared to 2024. The net loss attributable to common stockholders for 2025 was $30.1 million, resulting in a net loss attributable to common stockholders of $1.46 per basic and diluted share.

In 2025, we received approximately $1.5 million in gross proceeds from a registered direct offering of Common Stock and a concurrent private placement of warrants, approximately $1.2 million in exchange for short-term notes and warrants and subsequently approximately $2.7 million from concurrent registered direct and private placement offerings of Common Stock and in each case a concurrent private placement of warrants. Additionally, in October 2025, we announced strategic cost reductions (in addition to those noted in the paragraph above) in our organization, primarily comprised of workforce reorganization, which we expect to result in cost savings of approximately $7.2 million reduction in costs for 2026. These efforts are part of our broader initiative to realign the Company's cost structure with long-term business goals, strengthen the financial foundation, and accelerate our path to profitability.

Refer to section titled "Liquidity and Capital Resources" for discussion of significant material changes in cash and Note 6 of our Notes to the Consolidated Financial Statements for discussion regarding the changes related to the notes payable and warrant liabilities.

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

The following table sets forth certain consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended December 31,
	2025	2024
Revenues	100.0%	100.0%
Cost of revenues	25.9	29.8
Gross profit	74.1%	70.2%
Operating expenses:
Selling and marketing	34.4	43.2
Research and development	61.7	68.5
General and administrative	57.6	51.5
Depreciation and amortization	31.1	30.6
Gain on sale of ViewSpot, net	(7.4)	-
Goodwill impairment	63.7	116.7
Total operating expenses	241.1%	310.5%
Other (expense) income:
Operating loss	(167.1)	(240.3)
Change in fair value of warrant liabilities	1.0	1.8
Interest (expense) income, net	(2.3)	0.5
Other (expense) income, net	(0.9)	1.0
Loss before benefit for income tax	(169.3)%	(237.0)%
Income tax benefit	(0.4)	(0.1)
Net loss	(168.9)%	(236.9)%
Deemed dividend	(4.4)%	-
Net loss attributable to common stockholders	(173.3)%	(236.9)%

Revenues and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. Revenues are net of allowances. Our operations are organized into one business segment, Wireless, which includes all of our existing core products, including the Family Safety (including SafePath) and CommSuite portfolio of products.

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

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities results from valuation related impacts to the warrant liabilities.

Interest (expense) income, net.  Interest expense is primarily related to interest associated financing arrangements, amortization of debt issuance costs and discount, and interest incurred on short-term obligations. Interest income is primarily related to interest earned on cash equivalents.

Other (expense) income, net. Other income (expense), net is primarily related to fixed asset disposals and other non-operating gains or losses.

Provision (benefit) for income tax expense. Income tax (benefit) expense is primarily related to the provision for federal, state, and foreign taxes imposed upon our results of operations.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenues. Revenues were $17.4 million and $20.6 million for the years ended December 31, 2025 and 2024, respectively, representing a decrease of $3.2 million, or 16%. This decrease was driven by declines in Family Safety and ViewSpot revenues of approximately $2.3 million and $1.0 million, respectively, partially offset by an increase in CommSuite revenues of $0.1 million. This decline in Family Safety revenues was primarily due to the migration of legacy Sprint customers onto the T-Mobile network, which has impacted our revenues associated with legacy Sprint subscribers for Family Safety, combined with a one-time event with one of our existing deployments that resulted in reduced revenue. The decline in ViewSpot revenue was due to a contract concluding during 2024 and the sale of that product in June 2025.

Cost of revenues. Cost of revenues were $4.5 million and $6.1 million for the years ended December 31, 2025 and 2024, respectively. This decrease of approximately $1.6 million was primarily due to cost reduction efforts in 2024 and 2025 and the year-over-year decline in revenue.

Gross profit. Gross profit was $12.9 million, or 74.1% of revenues, for the year ended December 31, 2025, compared to $14.4 million, or 70.2% of revenues, for the year ended December 31, 2024. The decrease of $1.6 million in gross profit was a result of the year-over-year decline in revenue volume.

Selling and marketing. Selling and marketing expenses were $6.0 million and $8.9 million for the years ended December 31, 2025 and 2024, respectively. This decrease of $2.9 million was primarily due to decreases in personnel related costs of $2.6 million coupled with a period-over-period decline in marketing costs of $0.1 million and a decrease in stock-based compensation of approximately $0.3 million.

Research and development. Research and development expenses were $10.7 million and $14.1 million for the years ended December 31, 2025 and 2024, respectively. This decrease of approximately $3.4 million was primarily due to the decline in personnel-related costs of approximately $3.0 million associated with the workforce reduction efforts coupled with reductions in supply costs of $0.1 million and a decrease in stock-based compensation of approximately $0.3 million.

General and administrative. General and administrative expenses were $10.0 million and $10.6 million for the years ended December 31, 2025 and 2024, respectively. This decrease of $0.6 million was primarily related to a decrease in professional fees of approximately $0.4 million, a decline in stock-based compensation of approximately $0.3 million, declines in personnel-related costs of approximately $0.1 million associated with the workforce reduction efforts undertaken, and was partially offset by bad debt write-offs of $0.2 million.

Depreciation and amortization. Depreciation expense was $0.3 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively. Amortization expense was $5.1 million and $5.9 million for the years ended December 31, 2025 and 2024, respectively. The total decrease in depreciation expense of approximately $0.1 million was primarily due to certain fixed assets that have now been fully depreciated. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible asset, and as such it decreased by approximately $0.8 million.

Gain on Sale of ViewSpot, net. On June 3, 2025, we divested our ViewSpot product for total consideration of $1.3 million, of which $1.0 million was paid on the closing date, with the remaining amounts paid in two installments, the first of which was collected on July 1, 2025, and the final balance was collected on October 1, 2025. There were no such amounts for the year ended December 31, 2024

Goodwill impairment. A goodwill impairment charge of $11.1 million was recorded for the year ended December 31, 2025 due to an analysis whereby we concluded that the carrying value of our single reporting unit exceeded its fair value. A goodwill impairment charge was recorded in the amount of $24.0 million for the year ended December 31, 2024.

Change in fair value of warrant liabilities. The change in fair value of warrant liabilities of $0.2 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively, resulted from valuation related impacts to warrant liabilities including changes in stock price, risk-free interest rate, expected term, and expected volatility.

Interest (expense) income, net. Interest expense, net was $0.4 million for the year ended December 31, 2025 and interest income, net was $0.1 million for the year ended December 31, 2024. The period-over-period change in interest income (expense), net of $0.5 million was primarily related to interest expense associated financing arrangements, amortization of debt issuance costs and discount, and interest incurred on short-term obligations.

Benefit for income tax expense. Because of our cumulative loss position, the current income tax benefit consists of state income taxes, foreign tax withholdings, and foreign income taxes. After consideration of the Company’s cumulative loss position as of December 31, 2025, the Company retained a full valuation allowance related to its U.S.-based deferred tax assets of $75.0 million at December 31, 2025.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations. As of  December 31, 2025, the Company's cash and cash equivalents were approximately $1.5 million. Since December 31, 2024, we have utilized cash collections, including the proceeds from the sale of our ViewSpot product, cash proceeds from our various equity and debt offerings, and cash on hand to cover routine working capital requirements. On July 18, 2025, we closed on a registered direct offering of Common Stock and a concurrent placement of warrants, which provided gross proceeds to the Company of approximately $1.5 million. Additionally, on September 11, 2025 and September 29, 2025, we entered into Notes Purchase Agreements, which provided gross cash proceeds of approximately $1.2 million by September 30, 2025, and on November 5, 2025 the Company entered into  registered direct offering and private placement transactions of common stock and warrants to purchase common stock, which provided gross cash proceeds of $2.7 million, as more fully described in Note 6 of our Notes to the Consolidated Financial Statements .

The timing of our anticipated revenue growth relative to the costs of operating, maintaining, innovating and evolving our business to respond to industry trends and maximize growth opportunities may result in cash and cash equivalents being insufficient to fund operations at current levels over the next twelve months and beyond.

This adverse impact on liquidity does not trigger a violation of any covenants in our material agreements, particularly as the September 11, 2025 and September 29, 2025 Notes Purchase Agreements do not contain any material financial covenants. The availability of sufficient funds will depend to an extent on the existence and timing of subscriber growth and the related cash generation thereof, and/or the ability to obtain the necessary capital to meet our obligations and fund our working capital requirements to maintain normal business operations. To meet future cash needs, the Company may determine to take additional actions, as noted in the Risk Factor appearing in our 2025 Risk Factor, "If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern." There can be no assurance that any such potential actions will be available or will be available on satisfactory terms. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management's plans and efforts to date, we have been unable to alleviate substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued.

Cash Flows

Changes in cash and cash equivalents are as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(7,193)	$(14,295)
Net cash provided by investing activities	1,199	178
Net cash provided by financing activities	4,680	9,800
Net decrease in cash and cash equivalents	$(1,314)	$(4,317)

Operating activities

Net cash used in operating activities was $7.2 million for the year ended December 31, 2025. The primary uses of operating cash were a net loss of $29.3 million less non-cash expenses totaling $20.1 million, including a goodwill impairment charge of $11.1 million, depreciation and amortization of $5.4 million and stock compensation expense of $3.6 million, coupled with a decrease in accounts payable and accrued liabilities of $0.7 million, partially offset by a decrease in accounts receivable of $3.9 million.

Net cash used in operating activities was $14.3 million for the year ended December 31, 2024. The primary uses of operating cash were a net loss of $48.7 million less non-cash expenses totaling $34.1 million, including a goodwill impairment charge of $24.0 million, depreciation and amortization of $6.3 million and stock compensation expense of $4.5 million.

Investing activities

Net cash provided by investing activities of $1.2 million for the year ended December 31, 2025 was primarily due to the net proceeds from the sale of ViewSpot in June 2025, offset by capital expenditures. Net cash used in investing activities was $0.2 million for the year ended December 31, 2024 was primarily attributable to the net proceeds from licensing several of our patents.

Financing activities

Net cash provided by financing activities of $4.7 million for the year ended December 31, 2025 was attributable to the net cash proceeds to the Company of (i) $1.0 million from the July 2025 registered direct and private placement offering, (ii) $1.2 million in September 2025 from the issuance of notes and warrants, and (iii) net proceeds of $2.4 million from the November 2025 registered direct and private placement transactions, and the timing of borrowings of $0.9 million less repayments of $0.9 million from short-term insurance premium financing arrangements.

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

Real Property Leases

Our corporate headquarters is located in Pittsburgh, Pennsylvania, where we currently lease approximately 35,621 square feet of space under a lease that expires on April 30, 2026. In February 2026, we executed a renewal on the lease whereby beginning May 1, 2026 we will lease approximately 9,571 square feet through April 30, 2031.  We occupy approximately 8,513 square feet of space in Aliso Viejo, California in a lease that expires on February 29, 2028. Internationally, we lease approximately 12,728 square feet in Belgrade, Serbia under a lease that expires July 31, 2026, approximately 1,500 square feet in Stockholm, Sweden under a lease that expires September 30, 2026, and approximately 2,659 square feet in Braga, Portugal under a lease that expires May 31, 2027.

Recent Accounting Pronouncements

See Note 1 of our Notes to Consolidated Financial Statements for information regarding recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements.

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

For warrant liabilities, we may utilize fair value measurements which are categorized within Level 3 of the fair value hierarchy, and subsequent changes in fair value for designated items are required to be reported in earnings in the current period.

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

During the three months ended March 31, 2024, the Company performed an interim quantitative impairment test on its goodwill as of February 29, 2024 and as a result of this interim assessment, the Company recorded a goodwill impairment charge totaling $24 million. The fair value of the reporting unit was determined based on a combination of the income approach using estimated discounted cash flows and a market-based valuation methodology utilizing market multiples. The assessment utilized Level 3 inputs including estimates of revenue growth, EBITDA contribution and discount rates.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with preparing consolidated financial statements for the year ended December 31, 2025, certain conditions in the Company's evaluation, considered in the aggregate, have raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued, which has not been alleviated. The evaluation considered the Company's financial condition, including its liquidity sources, funds necessary to maintain the Company's operations considering the current financial condition, obligations, and other expected cash flows, and negative financial trends of recurring operating losses and negative cash flows.

The Company's short term notes payable agreements do not contain financial covenants, and the Company is continuing operations and generating revenues in the normal course; however the Company is dependent, to an extent, on the timing of subscriber and revenue growth for its products and the related cash generation from that growth and/or the ability to obtain the necessary capital to meet its obligations and fund its working capital requirements to maintain normal business operations. Management believes that the Company's strategic plans, including cost reductions announced in October, which primarily consisted of a workforce reorganization and are aimed at enhancing operational efficiencies and reducing costs in line with the Company's priorities and vision for the future and the broader initiative to realign the Company's cost structure with long-term business goals, strengthen its financial foundation, and accelerate the Company's path to profitability, combined with plans to expand subscriber growth, to acquire new customers, and to expand its offerings to existing customers to generate increased revenues, and, as necessary, to raise additional capital will be sufficient to support the Company's operations; as such the financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.  The Company believes, based on its history of being able to complete debt and equity financings, that it would be able to raise additional funds as necessary, through public or private equity offerings, including by filing one or more registration statements, through debt financings, or from a combination of these funding sources. However, it may not be able to secure such incremental capital in a timely manner or on favorable terms, if at all. To preserve liquidity, the Company may also take one or more of the following additional actions:

•	Implement additional restructuring and cost reductions,

•	Secure a revolving line of credit, if available,

•	Dispose of one or more product lines and/or,

•	Sell or license intellectual property.

While management believes that the Company’s plans for growing revenue and the other potential actions available to it would alleviate the conditions that raise substantial doubt, these strategies are not entirely within the Company's control and cannot be assessed as being probable of occurring.

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

We also provided consulting services to configure new devices or ad hoc targeted promotional content for our customers utilizing the ViewSpot platform upon request from our customers. These requests were driven by our customers’ marketing initiatives and tend to be short term “bursts” of activity. We recognized these revenues upon delivery of the configured promotional content to the cloud platform or upon certification of the new device. We divested our ViewSpot product line on June 3, 2025.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that as of December 31, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2025, we maintained effective internal control over financial reporting.

Item 9B. OTHER INFORMATION

Information Required to be Disclosed on Form 8-K for the Fiscal Quarter Ended December 31, 2025, But Not Reported.

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

Trading Arrangements

During the fourth quarter ended  December 31, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.”

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is set forth under the headings “Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”) and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the headings “Executive Compensation” and “Director Compensation” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A portion of the information required by this Item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under an Equity Compensation Plan

The following table summarizes information as of December 31, 2025 for the equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time (in thousands, except option price data):

	Number of	Weighted
	shares to be	average	Number of
	issued upon	exercise	shares
	exercise of	price of	remaining
	outstanding	outstanding	available for
	options or	options or	future
	other rights	other rights	issuance
Amended and Restated Omnibus Equity Incentive Plan (1)	5	$27.68	1,706

(1)

The Amended and Restated Omnibus Equity Incentive Plan (the "OEIP") which amended and restated (and renamed) our then existing 2015 Omnibus Equity Incentive Plan was approved by shareholders effective June 18, 2024.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the heading “Proposal 1: Election of Directors” and under the subheadings “Board Member Independence,” “Audit Committee,” “Compensation Committee,” “Governance and Nominating Committee,” and “Certain Relationships and Related Party Transactions” under the heading “Corporate Governance” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS

(a) (1) Financial Statements

Smith Micro’s financial statements appear in a separate section of this Report beginning on the pages referenced below:

(3) Exhibits

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-95096 (P)

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 11, 2000	Incorporated by reference to Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed on August 14, 2000

3.1.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation dated August 17, 2005	Incorporated by reference to Exhibit 3.1.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005, filed on March 31, 2006

3.1.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 21, 2012	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 27, 2012

3.1.4	Certificate of Elimination of Series A Junior Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

3.1.5	Certificate of Designation of Series A Participating Preferred Stock dated October 16, 2015	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 16, 2015

Exhibit No.	Title	Method of Filing

3.1.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated August 15, 2016	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2016

3.1.7	Certificate of Designation of Preferences, Rights and Limitations of Series B 10% Convertible Preferred Stock, dated September 29, 2017	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2017

3.1.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K filed on April 4, 2024

3.2	Amended and Restated Bylaws, as amended through October 30, 2025	Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed on November 5, 2025

4.1	Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed on March 13, 2020

4.2	Specimen certificate representing shares of Common Stock	Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement No. 33-95096 (P)

4.8	Form of Warrant to Purchase Common Stock issued on August 11, 2022 to each of the Buyers party to the Securities Purchase Agreement (Notes) dated August 11, 2022	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2022

4.9	Form of Warrant to Purchase Common Stock, issued on August 12, 2022 to each of the Purchasers party to the Securities Purchase Agreement (Common Stock) dated August 11, 2022	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 11, 2022

4.10	Form of Placement Agent Warrant, issued pursuant to Placement Agency Agreement dated May 10, 2024	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2024

4.11	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated May 10, 2024	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2024

4.12	Form of Prefunded Warrant issued pursuant to Securities Purchase Agreement dated May 10, 2024	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 14, 2024

4.13	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated October 1, 2024	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2024

4.14	Form of Private Placement Common Warrant issued pursuant to Securities Purchase Agreement dated October 1, 2024	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 3, 2024

4.15	Form of Roth Warrant	Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 3, 2024

Exhibit No.	Title	Method of Filing

4.16	Form of Warrant Amendment	Incorporated by reference to Exhibit 4.16 to the Company's Annual Report on Form 10-K filed on March 12, 2025

4.17	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated July 17, 2025	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 18, 2025

4.18	Form of Common Stock Purchase Warrant issued pursuant to Note Purchase Agreement effective September 11, 2025	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2025

4.19	Form of Common Stock Purchase Warrant issued pursuant to Note Purchase Agreement dated September 29, 2025	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2025

4.20	Form of Common Stock Purchase Warrant issued pursuant to Securities Purchase Agreement dated November 5, 2025	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025

4.21	Form of Private Placement Common Warrant issued pursuant to Securities Purchase Agreement dated November 5, 2025	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025

4.22	Form of Common Stock Purchase Warrant issued pursuant to Note Purchase Agreement dated February 3, 2026	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2026

10.1	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement No. 33-95096 (P)

10.2*	Summary of oral agreement dated June 2005 by and between William W. Smith, Jr., and the Registrant	Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009

10.3*	Amended and Restated Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on May 9, 2024

10.3.4*	Form of Restricted Stock Agreement under the Amended and Restated Omnibus Equity Incentive Plan (Executives)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023

10.3.5*	Form of Unrestricted Stock Agreement under the Amended and Restated Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021

10.3.6*	Form of Restricted Stock Agreement under the Amended and Restated Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2018

10.3.7*	Form of Nonqualified Stock Option Agreement under the Amended and Restated Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.3.7 to the Company's Annual Report on Form 10-K filed on March 12, 2025

Exhibit No.	Title	Method of Filing

10.3.8	Amendment to Smith Micro Software, Inc. Amended and Restated Omnibus Equity Incentive Plan, adopted June 3, 2025	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 23, 2025

10.17	Form of Placement Agency Agreement dated May 10, 2024 between the Company and Roth Capital Partners, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2024

10.18	Form of Securities Purchase Agreement (Common Stock) dated May 10, 2024 between the Company and the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2024

10.19	Form of RDO Purchase Agreement (Common Stock) dated October 1, 2024 between the Company and the Purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2024

10.20	Form of Private Placement Purchase Agreement (Common Stock) dated October 1, 2024 between the Company and the Purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2024

10.21	Offer letter between the Company and Timothy C. Huffmyer	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 27, 2025

10.22	Form of Securities Purchase Agreement (Registered Shelf Takedown Offering) by and among the Registrant and the Purchasers party thereto, dated July 17, 2025	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 18, 2025

10.23	Form of Note Purchase Agreement by and among the Registrant and the Purchasers party thereto, effective September 11, 2025	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2025

10.24	Form of Secured Promissory Note	Incorporated by reference to Exhibit 10.2 to the Registrant’s current Report on Form 8-K filed on September 17, 2025

10.25	Form of Note Purchase Agreement by and among the Registrant and the Purchasers party thereto, dated September 29, 2025	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2025

10.26	Form of Secured Promissory Note	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2025

10.27	Form of RDO Purchase Agreement by and among the Company and the Purchasers signatory thereto, dated November 5, 2025	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025

10.28	Form of Private Placement Purchase Agreement by and among the Company and the Purchasers signatory thereto, dated November 5, 2025	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025

10.29	Form of Placement Agency Agreement by and between the Company and Roth Capital Partners, LLC, dated November 5, 2025	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 10, 2025

10.30	Note Purchase Agreement by and among the Registrant and William W. Smith, Jr. and Dieva L. Smith, as Co-Trustees UA 11/30/2021, Smith Living Trust as Purchaser, dated February 3, 2026	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2026

Exhibit No.	Title	Method of Filing

10.31	Form of Secured Promissory Note	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 5, 2026

10.32	Smith Micro Software, Inc. Amendment to Amended and Restated Employee Stock Purchase Plan	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed by the Registrant on April 23, 2025

19.1	Smith Micro Software, Inc. Insider Trading Policy	Incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on March 12, 2025

21.1	Subsidiaries	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97.1	Policy for the Recovery of Erroneously Awarded Compensation	Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

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

SMITH MICRO SOFTWARE, INC.

Date: March 5, 2026	By: /s/ William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 5, 2026	By: /s/ Timothy C. Huffmyer
Timothy C. Huffmyer
Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William W. Smith, Jr.	Chairman of the Board,	March 5, 2026
William W. Smith, Jr.	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Timothy C. Huffmyer	Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer	March 5, 2026
Timothy C. Huffmyer	(Principal Financial and Accounting Officer)

/s/ Andrew Arno	Director	March 5, 2026
Andrew Arno

/s/ Thomas G. Campbell	Director	March 5, 2026
Thomas G. Campbell

/s/ Steven L. Elfman	Director	March 5, 2026
Steven L. Elfman

/s/ Samuel Gulko	Director	March 5, 2026
Samuel Gulko

/s/ Gregory J. Szabo	Director	March 5, 2026
Gregory J. Szabo

/s/ Asha Keddy	Director	March 5, 2026
Asha Keddy

/s/ Chetan Sharma	Director	March 5, 2026
Chetan Sharma

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Smith Micro Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smith Micro Software, Inc. (collectively, the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has projected cash flow requirements to meet continuing operations in excess of current available cash. This raises substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

●

Determination of whether promised services are capable of being distinct and are distinct in the context of the Company’s customer contracts which leads to whether they should be accounted for as individual or combined performance obligations.

●	Determination of standalone selling prices for each distinct performance obligation, including for products and services sold separately.
●	Determination of the timing of when revenue is recognized for each distinct performance obligation either over time or at a point in time.

We identified revenue recognition as a critical audit matter because of the significant judgements required by management. As a result, a high degree of auditor judgement and an increased extent of effort when performing audit procedures to evaluate whether revenue was appropriately recognized was required.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition included the following, among others:

●	We selected a sample of recorded revenue transactions and performed the following procedures:
●	Obtained an understanding of management’s processes and controls related to revenue recognition.
●	Sent confirmations on selected transactions.
●

Obtained customer source documents and agreed them against the respective contract, related amendments, if any, or Statement of Work, if applicable, for each selection, to test if the contractual terms of the agreement have been appropriately applied to each selection.

●

Evaluated management’s application of each step within the revenue accounting guidance and tested revenue recognition for specific performance obligations, including the allocation of standalone selling prices.

●	Tested the mathematical accuracy of management’s calculations of revenue and associated timing of revenue recognized in the financial statements.

Goodwill Impairment Analysis – Refer to Note 1 and Note 4 of the financial statements

Critical Audit Matter Description

The Company has a single reporting unit and performs an impairment test of goodwill at least annually during the fourth quarter or whenever events or circumstances indicate the carrying amount may not be recoverable. Due to a triggering event in June 2025, the Company determined it was necessary to perform a quantitative impairment assessment of goodwill as of June 30, 2025, by estimating the fair value of the reporting unit. The Company utilized weighted discounted cash flow and market-based valuation models to determine the fair value using significant assumptions such as discount rate, forecasted revenue, gross margin and operating expense projections, and comparable entity industry data. Based on the quantitative assessment performed, the Company concluded that goodwill was impaired and recorded a full impairment charge of $11.1 million.

We identified the fair value measurement of goodwill as a critical audit matter, because of certain significant assumptions used by management made in determining the estimate, which includes among others: revenue and gross margin projections, and discount rate. Auditing management’s assumptions of revenue and gross margin projections and the discount rate involved a high degree of auditor judgment and increased audit effort, including the use of a valuation specialist, as changes in these assumptions could have a significant impact on the fair value of the reporting unit and the potential for impairment charges.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s goodwill impairment analysis included the following, among others:

●	Obtained an understanding of management’s processes and controls related to the Company’s impairment analysis and determination of the fair value estimates.
●

Evaluated the reasonableness of management’s significant assumptions and underlying data used in the valuation models such as forecasted revenues, gross margin and operating expense projections by comparing management’s prior forecasts to historical results.

●	Performed a sensitivity analysis on the quantitative amounts utilized in evaluating the valuation.
●	Evaluated management’s significant accounting policies related to impairment of goodwill for reasonableness, including the determination of a single reporting unit.
●	Utilized a valuation professional with specialized skills and knowledge to assist in:
●

Evaluating the appropriateness of the selection and application of the income and market-based valuation models, including selection of discount rates, weighted-average cost of capital and long-term growth rate;

●	Testing the mathematical accuracy of the significant calculations in the valuation models;
●	Determining the reasonableness of the selection of discount rates, long-term growth rate range, and multiples using publicly available market data.

/s/ SingerLewak LLP

We have served as the Company's auditor since 2005.

Los Angeles, California

March 5, 2026

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,494	$2,808
Accounts receivable, net of related allowances of $0 and $3 at December 31, 2025 and 2024, respectively	1,817	5,721
Prepaid expenses and other current assets	1,218	1,467
Total current assets	4,529	9,996
Equipment and improvements, net	331	538
Right-of-use assets	1,119	2,367
Other assets	500	496
Intangible assets, net	18,492	23,597
Goodwill	—	11,052
Total assets	$24,971	$48,046
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,937	$1,738
Accrued payroll and benefits	1,488	1,694
Current operating lease liabilities	914	1,279
Other current liabilities	773	940
Notes payable net of discount	1,007	—
Total current liabilities	6,119	5,651
Non-current liabilities:
Warrant liabilities	45	224
Operating lease liabilities	417	1,287
Deferred tax liabilities, net	—	128
Total non-current liabilities	462	1,639
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 25,798,092 and 17,673,404 shares issued and outstanding at December 31, 2025 and 2024, respectively	26	18
Additional paid-in capital	403,107	395,383
Accumulated comprehensive deficit	(384,743)	(354,645)
Total stockholders’ equity	18,390	40,756
Total liabilities and stockholders' equity	$24,971	$48,046

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Revenues	$17,363	$20,555
Cost of revenues (including depreciation of $1 and $15 in the years ended December 31, 2025 and 2024, respectively)	4,505	6,126
Gross profit	12,858	14,429
Operating expenses:
Selling and marketing	5,978	8,877
Research and development	10,719	14,085
General and administrative	10,009	10,583
Depreciation and amortization	5,398	6,285
Gain on sale of ViewSpot, net	(1,287)	—
Goodwill impairment	11,052	23,989
Total operating expenses	41,869	63,819
Operating loss	(29,011)	(49,390)
Other (expense) income:
Change in fair value of warrant liabilities	179	372
Interest (expense) income, net	(407)	112
Other (expense) income, net	(164)	196
Loss before benefit for income tax	(29,403)	(48,710)
Income tax benefit	(76)	(13)
Net loss	$(29,327)	$(48,697)
Deemed dividend	(769)	—
Net loss attributable to common stockholders	$(30,096)	$(48,697)

Net loss per share attributable to common stockholders – basic and diluted
Basic and diluted	$(1.46)	$(3.94)

Weighted average shares outstanding:
Basic and diluted	20,605	12,367

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2023	9,348	$9	$381,329	$(305,948)	$75,390
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	19	—	19
Restricted stock grants, net of cancellations	677	—	4,486	—	4,486
Cancellation of shares for payment of withholding tax	(163)	—	(286)	—	(286)
ESPP shares issued	5	—	5	—	5
Issuance of Common Stock, Warrants, and Pre-Funded Warrants in connection with common stock offerings, net of issuance costs	6,962	8	9,831	—	9,839
Issuance of Common Stock for Pre-Funded Warrants Exercise	844	1	(1)	—	—
Net loss	—	—	—	(48,697)	(48,697)
BALANCE, December 31, 2024	17,673	18	395,383	(354,645)	40,756
Non-cash compensation recognized on stock options and ESPP	—	—	20	—	20
Restricted stock grants, net of cancellations	3,227	3	3,587	—	3,590
Cancellation of shares for payment of withholding tax	(668)	(1)	(568)	—	(569)
ESPP shares issued	3	—	2	—	2
Issuance of Common stock and warrants in connection with common stock offering, net of issuance costs	5,563	6	3,349	(2)	3,353
Debt discount for warrants issued	—	—	565	—	565
Deemed dividend	—	—	769	(769)	—
Net loss	—	—	—	(29,327)	(29,327)
BALANCE, December 31, 2025	25,798	26	403,107	(384,743)	18,390

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(29,327)	$(48,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,399	6,300
Goodwill impairment	11,052	23,989
Non-cash lease expense	13	(304)
Change in fair value of warrant liabilities	(179)	(372)
Amortization of debt discount and financing issuance costs	239	—
Stock based compensation	3,609	4,503
Gain on sale of ViewSpot, net	(1,287)	—
Deferred income taxes	(128)	(40)
Gain on license of patents, net	—	(198)
Changes in operating accounts:
Accounts receivable	3,905	2,191
Prepaid expenses and other assets	247	361
Accounts payable, accrued, and other liabilities	(736)	(2,028)
Net cash used in operating activities	(7,193)	(14,295)
Investing activities:
Capital expenditures, net	(88)	(20)
Proceeds from sale of ViewSpot, net	1,287	—
Proceeds from license of patents, net	—	198
Net cash provided by investing activities	1,199	178
Financing activities:
Issuance of Common Stock and warrants in connection with common stock offering, net of issuance costs	3,352	9,839
Issuance of Notes payable and warrants	1,333	—
Proceeds from financing arrangements	933	1,043
Repayments of financing arrangements	(940)	(1,087)
Other financing activities	2	5
Net cash provided by financing activities	4,680	9,800
Net decrease in cash and cash equivalents	(1,314)	(4,317)
Cash and cash equivalents, beginning of period	2,808	7,125
Cash and cash equivalents, end of period	$1,494	$2,808

Supplemental disclosure of non-cash financing activities:
Deemed dividend	$769	$—

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Summary of Significant Accounting Policies

The Company

Smith Micro Software, Inc. (“Smith Micro” or “the Company”) develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless service providers around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, the Company strives to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer Internet of Things (“IoT”) devices. Smith Micro’s portfolio includes family safety software solutions to support families in the digital age and a wide range of products for creating, sharing, and monetizing rich content, such as visual voice messaging. We provided retail content display optimization and performance analytics until the sale of our ViewSpot product in June 2025.

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

On June 3, 2025, the Company divested its ViewSpot product for total consideration of $1.3 million, of which $1.0 million was paid on the closing date, with the remaining amounts paid in two installments, the first of which was collected on July 1, 2025, and the final balance was collected on October 1, 2025.

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

Foreign Currency Transactions

During 2025 and 2024, the Company had a subsidiary or branch office in Serbia, Sweden, Portugal, and Slovakia. The functional currency for all of these foreign entities is the U.S. dollar in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 830. Foreign currency transactions that increase or decrease expected functional currency cash flows is a foreign currency transaction gain or loss that are included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction is included in determining net income for the period in which the transaction is settled.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding, and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2025, software has been substantially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Impairment or Disposal of Long-Lived Assets

Long-lived assets to be held are reviewed for events or changes in circumstances which indicate their carrying value may not be recoverable. They are tested for recoverability using undiscounted cash flows to determine whether or not impairment to such value has occurred.

Intangible Assets

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

The Company received upfront payments from customers from services to be provided under its ViewSpot contracts. Those advance receipts were deferred and subsequently recognized ratably over the contract period. Smith Micro also provided consulting services to configure new devices or ad hoc targeted promotional content for its customers upon request. These requests were driven by customers’ marketing initiatives and tended to be short term “bursts” of activity. These revenues were recognized upon delivery of the configured promotional content to the cloud platform or upon certification of the new device. On June 3, 2025, the Company sold its ViewSpot product for total consideration of $1.3 million.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only reportable segment. In addition to the current requirements, the amendments require all segment profit or loss and asset disclosures to be provided on an annual and interim basis. The amendments are effective for fiscal years beginning after December 15, 2023 and will be effective for interim reporting periods beginning after December 15, 2024. The Company adopted ASU 2023-07 with no material effect on its consolidated financial statements other than the additional disclosure requirements, which are included in Note 15.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024, and the adoption of this standard did not have a significant impact on the Company's consolidated financial statements other than adding new disclosures, which are included in Note 8.

Recently Issued Accounting Pronouncements

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

2. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with preparing consolidated financial statements for the year ended  December 31, 2025, certain conditions in the Company's evaluation, considered in the aggregate, have raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued, which has not been alleviated. The evaluation considered the Company's financial condition, including its liquidity sources, funds necessary to maintain the Company's operations considering the current financial condition, obligations, and other expected cash flows, and negative financial trends of recurring operating losses and negative cash flows.

The Company has continuing operations and is generating revenues in the normal course, however the Company is dependent, to an extent, on the timing of subscriber and revenue growth for its products and the related cash generation from that growth and/or the ability to obtain the necessary capital to meet its obligations and fund its working capital requirements to maintain normal business operations. Management believes that the actions presently being taken to implement the Company's business plan to expand subscriber growth, to acquire new customers, and to expand its offerings to existing customers to generate increased revenues, and, if necessary, to raise additional capital will support the Company's operations; as such the financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. The Company believes, based on its history of being able to complete debt and equity financings, that it would be able to raise additional funds as necessary, through public or private equity offerings, including by filing one or more registration statements, through debt financings, or from a combination of these funding sources. However, it may not be able to secure such incremental capital in a timely manner or on favorable terms, if at all. To preserve liquidity, the Company may also take one or more of the following additional actions:

•	Implement additional restructuring and cost reductions,

•	Secure a revolving line of credit, if available,

•	Dispose of one or more product lines, and/or

•	Sell or license intellectual property.

While management believes that the Company’s plans for growing revenue and the other potential actions available to it would alleviate the conditions that raise substantial doubt, these strategies are not entirely within the Company’s control and cannot be assessed as being probable of occurring.

3. Equipment and Improvements

Equipment and improvements consist of the following (in thousands):

	December 31,
	2025	2024
Computer hardware, software, and equipment	$5,448	$6,624
Leasehold improvements	1,436	1,440
Office furniture and fixtures	810	810
	7,694	8,874
Less accumulated depreciation and amortization	(7,363)	(8,336)
Equipment and improvements, net	$331	$538

Depreciation and amortization expense on equipment and improvements was $0.3 million and $0.4 million for each of the years ended  December 31, 2025 and 2024, respectively.

4. Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill and the impairment losses are as follows (in thousands):

Goodwill
December 31, 2023	$35,041
Impairment losses	(23,989)
December 31, 2024	11,052
Impairment losses	(11,052)
December 31, 2025	$—

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

During the three months ended March 31, 2024, the Company performed an interim quantitative impairment test on its goodwill as of February 29, 2024 and as a result of this interim assessment, the Company recorded a goodwill impairment charge totaling $24 million. The fair value of the reporting unit was determined based on a combination of the income approach using estimated discounted cash flows and a market-based valuation methodology utilizing market multiples. The assessment utilized Level 3 inputs including estimates of revenue growth, EBITDA contribution and discount rates.

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

Intangible Assets

The following table sets forth the Company’s acquired intangible assets by major asset class as of  December 31, 2025 and 2024, respectively (in thousands, except for useful life data):

	December 31, 2025
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	3	$11,076	$(7,945)	$3,131
Customer relationships	9	24,573	(11,000)	13,573
Customer contracts	—	7,000	(6,895)	105
Software license	4	5,419	(3,843)	1,576
Patents	2	600	(493)	107
Total		$48,668	$(30,176)	$18,492

	December 31, 2024
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	4	$13,330	$(8,762)	$4,568
Customer relationships	9	27,548	(11,280)	16,268
Customer contracts	—	7,000	(6,725)	275
Software license	4	5,419	(3,126)	2,293
Patents	2	600	(407)	193
Total		$53,897	$(30,300)	$23,597

The Company recorded amortization expense of $5.1 million and $5.9 million on intangible assets for the years ended  December 31, 2025 and 2024, respectively.

Future amortization expense related to intangible assets as of  December 31, 2025 is as follows (in thousands):

Year Ended December 31,
2026	$4,709
2027	3,834
2028	2,790
2029	2,095
2030 and thereafter	5,064
Total	$18,492

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

On June 23, 2025, Smith Micro Software, Inc. (the “Company”) received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market (“Nasdaq”) advising that the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) as a result of the closing bid price of the Company’s common stock (“Common Stock”) having been below $1.00 for thirty consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted a period of 180 calendar days from the notification date, or until December 22, 2025, to regain compliance with the Minimum Bid Price Requirement.

On December 23, 2025, the Company received a written notice from Nasdaq (the “December Notice”) granting an additional 180 days, or until June 22, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time before June 22, 2026, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days, unless Nasdaq exercises its discretion to extend this ten-day period, Nasdaq will provide written confirmation stating that the Company has achieved compliance with the Minimum Bid Price Requirement.

The December Notice has no immediate effect on the continued listing status of the Company’s Common Stock on The Nasdaq Capital Market, and the Company’s listing remains fully effective.

The Company intends to monitor the closing bid price of its Common Stock and assess its available options in order to regain compliance with the Minimum Bid Price Requirement and continue listing on The Nasdaq Capital Market, including by effecting a reverse stock split, if necessary. There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with the other Nasdaq listing requirements.

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

In 2024, all 845,000 Pre-Funded Warrants from the May Registered Direct Offering and Private Placement were exercised on a cashless basis resulting in the issuance of 844,061 shares of Common Stock. No other warrants were exercised during the year ended  December 31, 2025.

October 2024 Registered Direct Offering and Private Placement

On October 3, 2024, the Company announced its completion of two securities offerings raising aggregate gross proceeds of $6.9 million: a registered direct offering of 3,321,881 registered shares of Common Stock and concurrent private placement of unregistered warrants exercisable for an equal number of shares of Common Stock (collectively, the “ October 2024 RDO”) for gross proceeds of approximately $3.9 million, including $0.2 million from a related party, and an unregistered private placement transaction of 2,575,107 shares of Common Stock and warrants exercisable for an equal number of shares of Common Stock with William W. Smith Jr., the Company's Chief Executive Officer, a related party, who participated in the private placement through a trust for which he serves as co-trustee (the “ October 2024 Private Placement”), for gross proceeds of approximately $3.0 million. Both offerings were approved by an independent special committee of the Company's Board of Directors and were priced based on the market value of the offered securities, at a purchase price of $1.165 per share of Common Stock with a warrant exercise price of $1.04 per share of Common Stock. Each of the warrants issued in the October 2024 offerings was initially exercisable at any time beginning six months following its original issuance and expires five and one-half years from the initial issuance of the warrant. In January 2025, at the request of certain holders of the warrants issued in the October 2024 RDO, the Company provided all of the October 2024 RDO warrant holders the opportunity to amend their warrants to adjust the start of the warrant exercise period to January 9, 2025, and as a result a portion of the warrants issued in connection with the October 2024 RDO were so amended. No other terms were changed as a result of that amendment to certain of the warrants.

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

The net cash proceeds to the Company from both offerings, after deducting offering related expenses, was $6.6 million. All warrants associated with these transactions were assessed and recorded as equity instruments.

July 2025 Registered Direct Offering and Private Placement

On July 18, 2025, the Company announced the closing of a registered direct offering of 1,612,903 shares of Common Stock for $0.93 per share and concurrent private placement of unregistered warrants to purchase an equal number of shares of the Company's Common Stock with certain institutional and accredited investors, which resulted in gross proceeds to the Company of approximately $1.5 million, prior to offering fees and transaction expenses. The registered offering and concurrent private placement were approved by the Company's Board of Directors and a special Pricing Committee thereof. The warrants issued to the investors in the concurrent private placement had an initial exercise price of $1.20 per share, are immediately exercisable, expire five years after issuance, and contain a “full-ratchet” anti-dilution adjustment, such that the exercise price will be adjusted if the Company issues shares of Common Stock (or Common Stock equivalents) at a price below the exercise price of the warrant. The number of shares issuable upon exercise of such shares will then be proportionately adjusted. Additionally, in the event of a reverse stock split, the exercise price of each warrant is subject to adjustment (along with a proportionate adjustment in the number of shares) if the market price of the Common Stock is less than the exercise price of the Common Warrant (after giving effect to the split) during a period before and after the effective date of the reverse split.  However, pursuant to the securities purchase agreement between the company and the investors relating to the registered offering and concurrent private placement dated July 17, 2025, an investor’s right to exercise the warrants, and the Company’s ability to issue shares upon exercise, is subject to certain limitations set forth in the purchase agreement pursuant to which the warrants were issued, including a limit on the number of shares that may be issued until the time, if any, that the Company’s stockholders have approved the issuance of more than 19.9% of the Company’s outstanding shares of common stock pursuant to the registered offering and concurrent private placement in accordance with Nasdaq listing standards. The Company obtained stockholder approval of these matters at a meeting held on October 16, 2025.

The net cash proceeds to the Company from the offering, after deducting offering related expenses was $1.0 million. All warrants associated with the transaction were assessed and recorded as equity instruments.

November 2025 Registered Direct Offering and Private Placement Transaction

Securities Purchase Agreement- Registered Direct Offering:

On November 5, 2025, the Company entered into a securities purchase agreement relating to the registered direct offering and sale of an aggregate of 1,714,373 shares of the Company’s Common Stock for $0.6708 per share of Common Stock. Pursuant to the purchase agreement, in a concurrent private placement, the Company also agreed to sell to the purchasers unregistered common warrants to purchase up to an aggregate of 1,714,373 shares of Common Stock. Each unregistered common warrant has an exercise price of $0.6708 per share, is exercisable at any time beginning six months following their original issuance and will expire five years from the initial exercise date.

Roth Capital Partners, LLC (the “Placement Agent”) acted as the exclusive placement agent for the Offering and the concurrent private placement of Common Warrants pursuant to a placement agency agreement (the “Placement Agency Agreement”) dated November 5, 2025, by and between the Company and the Placement Agent.  The gross proceeds to the Company from the completed Offering was approximately $1.15 million, before deducting offering expenses payable by the Company.

Securities Purchase Agreement- Private Placement Transaction:

On November 5, 2025, the Company separately entered into a second securities purchase agreement with a trust for which the Company’s Chief Executive Officer serves as co-trustee relating to a private placement transaction and sale of 2,236,136 unregistered shares of the Company’s Common Stock at an offering price of $0.6708 per share of Common Stock and unregistered warrants to purchase up to an aggregate of 2,236,136 shares of Common Stock. Each of these unregistered private placement common warrants has an exercise price of $0.6708 per share, is exercisable following receipt of stockholder approval of the same and will expire five years from the initial exercise date. The gross proceeds to the Company from the completed Private Placement was approximately $1.5 million, before deducting offering expenses payable by the Company.

The closing of the November 2025 registered direct offering and private placement transaction occurred on or about November 6, 2025.

On December 4, 2025 the Company filed a registration statement with the SEC registering for resale the shares issuable upon exercise of the shares issued in the November 2025 private placement transaction and the warrants issued in connection with the November 2025 registered direct offering and private placement transaction, which registration statement was declared effective by the SEC on December 12, 2025.

Pursuant to the Placement Agency Agreement, the Company agreed to pay to Roth a cash fee equivalent to 6.0% of the gross proceeds raised in the November 2025 registered direct offering, excluding amounts invested by certain individuals or entities mutually agreed upon by the Company and Roth. The Company also reimbursed Roth's expenses of up to $125,000, upon the closing of the November 2025 registered direct offering.

Warrants

The Company’s outstanding Common Stock warrants are a combination of equity and liability classified.  As of December 31, 2025 and December 31, 2024, the Company had 16,868,306 and 8,382,048 warrants outstanding, each having the right to purchase one share of the Company’s Common Stock at a weighted average exercise prices of $1.21 and $1.41, respectively, and expire at various dates through May 2031.

6. Debt and Warrants Transactions

Note Purchase Agreements

September 11, 2025 Note Purchase Agreements:

Effective September 11, 2025, the Company entered into note purchase agreements (the “September 11, 2025 Note Agreements”) with the Smith Living Trust, for which William W. Smith, Jr., the Company’s Chairman, President and Chief Executive Officer, and his wife, Dieva L. Smith, serve as co-trustees (“Smith”) and with Timothy C. Huffmyer, the Company’s Chief Operating Officer and Chief Financial Officer (“Huffmyer”). Pursuant to the September 11, 2025 Note Agreements, Smith agreed to loan to the Company an amount not to exceed approximately $0.7 million and Huffmyer agreed to loan to the Company an amount not to exceed $0.1 million, in each case in return for one or more secured promissory notes (the “September 11, 2025 Notes”) and accompanying unregistered common stock purchase warrants. The September 11, 2025 Notes are secured by the Company’s accounts receivable and certain other assets, bear interest at a rate of 15% per annum, and are due on or before March 31, 2026, unless otherwise mutually agreed to by the parties. The transactions were approved by an independent committee of the Company’s Board of Directors and the Company’s Audit Committee.

Each September 11, 2025 Note was accompanied by the issuance by the Company of an unregistered warrant (each, “September 11, 2025 Warrant”) to purchase up to a number of shares of the Company’s Common Stock equal to the principal amount of such September 11, 2025 Note divided by the Market Price (as defined under Nasdaq regulations) of the Company’s Common Stock on the date of issuance of the note (the “September 11, 2025 Warrant Shares”). The Company received an amount equal to $0.125 per September 11, 2025 Warrant Share for each September 11, 2025 Warrant issued. Each September 11, 2025 Warrant is exercisable at any time beginning six months following its original issuance, will expire five years from the initial exercise date and has an exercise price equal to the greater of the Market Price on the date of the September 11, 2025 Note Agreement or on the date of issuance of the warrant. The September 11, 2025 Warrants contain a “full-ratchet” anti-dilution adjustment, such that the exercise price will be adjusted if the Company issues Common Stock (or Common Stock equivalents) at a price below the exercise price of such warrants. The number of shares issuable upon exercise of the September 11, 2025 Warrants will then be proportionately adjusted. Additionally, in the event of a reverse stock split, the exercise price of each September 11, 2025 Warrant is subject to adjustment (along with a proportionate adjustment in the number of shares) if the market price of the Common Stock is less than the exercise price of the September 11, 2025 Warrants (after giving effect to the split) during a period before and after the effective date of the reverse split. However, no adjustment to the exercise price (or proportional adjustment to the number of shares) will be made under the “full-ratchet” adjustment or the anti-dilution adjustment, unless and until the Company has received approval from the Company’s stockholders in accordance with Nasdaq Listing Rule 5635.

The Company and Smith completed an initial closing of the transactions contemplated by the September 11, 2025 Note Agreements on September 11, 2025, and the Company completed subsequent closings with each of Smith and Huffmyer on September 17, 2025. The gross proceeds to the Company from the closings with Smith totals approximately $0.8 million (comprised of approximately $0.7 million as a loan and approximately $0.1 million for the purchase of the accompanying September 11, 2025 Warrants) and the gross proceeds to the Company from the closing with Huffmyer totals approximately $0.1 million (comprised of approximately $85 thousand as a loan and approximately $15 thousand for the purchase of the accompanying September 11, 2025 Warrants), in each case, before deducting transaction expenses payable by the Company. Pursuant to the September 11, 2025 Note Agreements, the Company agreed to file a registration statement with the SEC registering the September 11, 2025 Warrant Shares for resale.

September 29, 2025 Note Purchase Agreement:

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

Each September 29, 2025 Note was accompanied by the issuance of a warrant to purchase up to a number of shares of the Company’s Common Stock equal to the principal amount of such Note divided by the Market Price (as defined under Nasdaq regulations) of the Company’s Common Stock on the date of issuance (the “September 29, 2025 Warrant Shares”). Each September 29, 2025 Warrant is exercisable at any time beginning six months following its original issuance, will expire five years from the initial exercise date, and has an exercise price equal to the greater of $0.73 or the Market Price on the date of issuance of the warrant. The September 29, 2025 Warrants contain a “full-ratchet” anti-dilution adjustment, such that the exercise price will be adjusted if the Company issues Common Stock (or Common Stock equivalents) at a price below the exercise price of such warrants. The number of shares issuable upon exercise of the September 29, 2025 Warrants will then be proportionately adjusted. Additionally, in the event of a reverse stock split, the exercise price of each September 29, 2025 Warrant is subject to adjustment (along with a proportionate adjustment in the number of shares) if the market price of the Common Stock is less than the exercise price of the September 29, 2025 Warrants (after giving effect to the split) during a period before and after the effective date of the reverse split. However, no adjustment to the exercise price (or proportional adjustment to the number of shares) will be made under the “full-ratchet” adjustment or the anti-dilution adjustment, unless and until the Company has received approval from the Company’s stockholders in accordance with Nasdaq Listing Rule 5635. Neither the September 29, 2025 Warrants nor the September 29, 2025 Warrant Shares have been registered under the Securities Act. Pursuant to the September 29, 2025 Note Agreement, the Company filed a registration statement with the SEC registering the September 29, 2025 Warrant Shares for resale, which was declared effective December 12, 2025.

The Company received total cash proceeds from the September 11, 2025 Note Purchase Agreements and the September 29, 2025 Note Purchase Agreement of approximately $1.2 million in the year ended December 31, 2025. Furthermore, the proceeds were allocated to the notes and their 1,512,934 equity-classified warrants on a relative fair value basis, resulting in a debt discount of approximately $0.4 million which is being amortized over the term of the agreements using the effective interest method. This resulted in an immaterial amount of amortization expense in the year ended December 31, 2025. The valuation of the equity-classified warrants was based on a Black-Scholes model at inception. The following assumptions were utilized in the Black-Scholes option pricing model for the year ended December 31, 2025: common stock market price of $0.72 to $0.73, risk-free interest rate of 3.6% to 3.7%, expected volatility of 88.7% to 89.8%, and expected term of 5.5 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants.

Deemed Dividends

In connection with the issuance of the September 11, 2025 Warrants with an exercise price of $0.73, pursuant to the full-ratchet anti-dilution provisions of the July 2025 Warrants, the exercise price of each of the July 2025 Warrants was adjusted from $1.20 to $0.73 and the aggregate number of warrant shares underlying the July 2025 Warrants increased from 1,612,903 to 2,651,348.  As a result, the Company recorded a deemed dividend of $0.6 million and a reduction in income available to common shareholders in the Basic EPS calculation. In accordance with U.S. GAAP, the incremental fair value of the warrants resulting from the decrease in the exercise price and the increase in the number of warrant shares was measured using Black-Scholes valuation models at the time of the event. The following assumptions were utilized in the Black-Scholes option pricing model: common stock market price of $0.73, risk-free interest rate of 3.6%, expected volatility of 90.7%, and expected term of 4.85 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

Further, in connection with the issuance of the November 5, 2025 Common Stock at $0.6708 and Warrants with an exercise price of $0.6708, the exercise price of each of the July 2025 Warrants was further adjusted from $0.73 to $0.6708 and the aggregate number of warrant shares underlying the July 2025 Warrants increased from 2,651,348 to 2,885,339. As a result, the Company recorded a deemed dividend of $0.1 million and a reduction in income available to common shareholders in the Basic EPS calculation. In accordance with U.S. GAAP, the incremental fair value of the warrants resulting from the decrease in the exercise price and the increase in the number of warrant shares was measured using Black-Scholes valuation models at the time of the event. The following assumptions were utilized in the Black-Scholes option pricing model: common stock market price of $0.66, risk-free interest rate of 3.8%, expected volatility of 93.6%, and expected term of 4.70 years.

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

The warrants underlying the September 11, 2025 Note Purchase Agreements and the September 29, 2025 Note Purchase Agreement are also subject to the same provisions, however, no adjustment to the exercise price (or proportional adjustment to the number of shares) shall be made unless and until the Company has received approval from the Company’s stockholders in accordance with Nasdaq Listing Rule 5635.

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

	Notes Warrants		Additional Warrants
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Common stock market price	$0.54	$1.31	$0.54	$1.31
Risk-free interest rate	3.5%	4.2%	3.5%	4.3%
Expected dividend yield	—	—	—	—
Expected term (in years)	1.61	2.61	2.12	3.12
Expected volatility	119.9%	105.9%	116.0%	99.6%

7. Fair Value of Financial Instruments

The Company measures and discloses fair value measurements as required by FASB ASC Topic No. 820: Fair Value Measurements and Disclosures. Fair value is an exit price, representing the amount that would be received upon the sale of an asset or the amount that would be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the FASB establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at  December 31, 2025 and 2024 (in thousands):

Level 3	December 31, 2025	December 31, 2024
Notes Warrants	$41	$197
Additional Warrants	4	27
Total	$45	$224

The following table presents the changes in the fair value of Level 3 instruments for the years ended  December 31, 2025 and 2024. (in thousands):

	Notes Warrants	Additional Warrants	Total
Measurement at December 31, 2023	$334	$263	$597
Change in Fair Value	(137)	(236)	(373)
Measurement at December 31, 2024	197	27	224
Change in Fair Value	(156)	(23)	(179)
Measurement at December 31, 2025	$41	$4	$45

The carrying values for all other financial assets and liabilities approximated fair value for the years ended  December 31, 2025 and 2024.

8. Income Taxes

Loss before (benefit) provision for income taxes was generated from the following sources (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(29,161)	$(48,791)
Foreign	(242)	81
Total loss before benefit for income taxes	$(29,403)	$(48,710)

A summary of the income (benefit) tax expense is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	13	(10)
Foreign	39	37
Total current	52	27
Deferred:
Federal	(64)	(27)
State	(64)	(13)
Foreign	—	—
Total deferred	(128)	(40)
Total income tax benefit	$(76)	$(13)

A reconciliation of the (benefit) provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate to the loss before income taxes is as follows:

	December 31, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage

Tax computed at the Federal statutory rate	$(6,192)	21.00%	$(10,229)	21.00%
State and local tax (net of FBOS)	(40)	0.14%	(18)	0.04%
Effect of cross-border tax laws	136	-0.46%	240	-0.49%
Tax Credits	—	0.00%	—	0.00%
Change in valuation allowance	4,655	-15.79%	9,050	-18.58%
Nontaxable or nondeductible items:
Material Nondeductible items	—	0.00%	—	0.00%
Other items under 5% each	1,295	-4.39%	679	-1.39%
Worldwide changes in unrecognized tax benefits	—	0.00%	—	0.00%
Foreign tax effects	90	-0.31%	20	-0.04%
Other:
Prior Year True-Up	(20)	0.07%	245	-0.50%
	$(76)	0.26%	$(13)	0.03%

The state and local income taxes which comprise the majority of the state and local income taxes, net of federal effect category are Oregon, Kansas, Missouri, Colorado, and then Pennsylvania.

The major components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred income tax assets
Net operating loss carry forwards	$52,759	$46,827
Intangibles	11,101	10,356
Research and development expenses	6,438	8,057
Credit carry forwards	2,478	2,478
Nondeductible accruals	235	294
163j limitation	105	89
Fixed assets	368	392
Equity-based compensation	91	111
Other	1,515	1,525
Valuation Allowance	(75,024)	(70,154)
Total deferred income tax assets - net	66	(23)
Deferred income tax liabilities
Foreign intangibles	—	—
Unrealized gain/loss	(27)	(9)
ASC 842 Lease Accounting	37	(11)
Prepaid expenses	(77)	(85)
Total deferred income liabilities	(66)	(105)

Net deferred income tax assets/(liabilities)	$—	$(128)

The Company has federal and state net operating loss ("NOL") carryforwards of approximately $233.9 million and $192.2 million, respectively, at  December 31, 2025, and federal and state NOL carryforwards of $207.3 million and $180.9 million at December 31, 2024, respectively, to reduce future cash payments for income taxes. The federal NOL carryforwards generated prior to 2018 will expire from 2031 and 2037 and state NOL carryforwards will expire through 2041.  Federal NOL carryforwards generated in 2018 and thereafter have no expiration date.

The Company has federal tax credit carryforwards of approximately $2.5 million at both  December 31, 2025 and  December 31, 2024. The Company has state tax credit carryforwards of $0.7 million at both  December 31, 2025 and  December 31, 2024. These tax credits will begin to expire in 2028. To the extent that an ownership change has occurred under Internal Revenue Code Sections 382 and 383, the Company’s use of its loss carryforwards and credit carryforwards to offset future taxable income may be limited. No ownership changes have occurred as of  December 31, 2025.

At  December 31, 2025 and 2024, the Company had unrecognized tax benefits, including interest and penalties, of approximately $0.4 million, with no changes in those balances.

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a three-year historical cumulative loss as of the end of fiscal 2025. In addition, the Company was also in a loss for the year ending December 31, 2023 as well as for the year ending December 31, 2024. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of  December 31, 2025 (as described above), and after consideration of the Company’s continuing cumulative loss position as of  December 31, 2025, the Company recorded a valuation allowance related to its U.S.-based deferred tax assets of $75.0 million at  December 31, 2025. The valuation allowance on deferred tax assets increased by $4.9 million and increased by $11.7 million in 2025 and 2024, respectively.

The Company is subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions. Currently there are no audits in process or pending from Federal or state tax authorities. The outcome of any tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of  December 31, 2025, a current estimate of the range of changes that may occur within the next twelve months cannot be made due to the uncertainty regarding the timing of these events.

For financial reporting purposes, income before provision for income taxes for the Company’s foreign subsidiaries was approximately $0.2 million and $0.1 million years ended  December 31, 2025 and 2024, respectively. Smith Micro does not provide for U.S. taxes on its unremitted earnings of foreign subsidiaries that have not been previously taxed since the Company intends to invest such undistributed earnings indefinitely outside of the U.S.

The 2017 U.S. Tax Cuts and Jobs Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company's accounting policy is to recognize the tax on GILTI as a period expense in the period the tax is incurred. The current income related to the GILTI inclusion in 2025 is $0.6 million.

On July 4, 2025 the One Big Beautiful Bill Act (OBBBA) was signed into law which introduces significant changes to the U.S. corporate tax system. The main impacts of OBBBA for the Company are the ability to deduct domestic Section 174 Research and Development costs for tax years 2025 forward, 100% bonus depreciation, and changes to 163(j) interest limitations to remove depreciation and amortization expense from adjusted taxable income.  These changes do not have a material impact on the Company’s taxable position.  The Company is electing under OBBBA to continue to amortize Section 174 costs capitalized in 2022-2024 through the remaining lives of the assets instead of taking a one-time deduction in 2025 for all unamortized amounts.

The cash paid for income taxes (net of refunds) for the years ended  December 31, 2025 and 2024, respectively, as follows (in thousands):

	Year Ended December 31,
	2025	2024
Federal	$—	$—
State	(2)	4
Foreign	62	76
Total	$60	$80

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

The following table sets forth the details of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(29,327)	$(48,697)
Deemed Dividend	$(769)	$—
Net loss attributable to common stockholders for basic and diluted loss per share	$(30,096)	$(48,697)
Denominator:
Weighted average shares outstanding – basic	20,605	12,367
Potential common shares – options / warrants (treasury stock method)	—	—
Weighted average shares outstanding – diluted	20,605	12,367

Shares excluded (anti-dilutive)	10,675	3,175

Net loss per common share:
Basic	$(1.46)	$(3.94)
Diluted	$(1.46)	$(3.94)

The following shares were excluded from the computation of diluted net loss per share as the impact of including those shares would be anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024
Outstanding stock options	29	9
Outstanding warrants	10,646	3,166
Total anti-dilutive shares	10,675	3,175

10. Employee Benefit Plans

The Company offers its U.S. employees participation in a 401(k) plan, in which the Company matches the employee contributions at a rate of 20%, subject to a vesting schedule. Total employer contributions amounted to $0.2 million and $0.4 million for the years ended  December 31, 2025 and 2024, respectively.

11. Stock-Based Compensation

Stock Plans

On June 18, 2024, the Company's stockholders approved the Company's Amended and Restated Omnibus Equity Incentive Plan (the "OEIP") which amended and restated (and renamed) the Company's 2015 Omnibus Equity Incentive Plan (as previously amended, the "2015 Plan") and increased the number of shares reserved thereunder by 3.0 million shares. As of  December 31, 2025, there were approximately 1.7 million shares available for future grants under the Company’s OEIP. References to the OEIP herein include the 2015 Plan prior to its amendment and restatement. The maximum number of shares available for issuance over the term of the OEIP may not exceed 7.2 million shares. During the year ended  December 31, 2025, the Company granted 3.4 million shares of restricted stock under the OEIP.

The Company previously maintained a 2005 Stock Option/Stock Issuance Plan (the "2005 Plan"), which was replaced by the 2015 Plan. As of  December 31, 2025, no options issued under the 2005 Plan remain outstanding, and no new grants have been made under the 2005 Plan.

The OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the board and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Stock options may be exercisable immediately or in installments, but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock options terminate, and all vested stock options may be exercised within a period of 90 days following termination. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period, which typically ranges from two to forty-eight months.

Stock Compensation Expense

The Company accounts for all stock-based payment awards made to employees and directors based on their fair values and recognized as compensation expense over the vesting period using the straight-line method over the requisite service period for each award as required by FASB ASC Topic No. 718, Compensation-Stock Compensation.

Non- cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP (as defined below) were recorded in the financial statements as follows (in thousands):

	Year Ended December 31,
	2025	2024
Sales and marketing	$940	$1,207
Research and development	731	1,076
General and administrative	1,938	2,220
Total non-cash stock compensation expense	$3,609	$4,503

As of  December 31, 2025, there was approximately $1.7 million of unrecognized compensation costs related to non-vested stock options and restricted stock granted under the OEIP, which is expected to be recognized over the next 2.1 years.

Stock Options

In 2025, there were 25,000 stock option awards granted with a vesting period of one year and a contractual term of ten years. There were no stock options awards granted in 2024.  The assumptions used to compute the share-based compensation costs for the stock options granted during the year ended  December 31, 2025, using the Black-Scholes option pricing model, were as follows:

December 31, 2025
Weighted average grant date fair value of stock options	$0.68
Assumptions
Risk-free interest rate (weighted average)	4.1%
Expected dividend yield	—
Weighted average expected life (years)	6.2
Volatility (weighted average)	143.8%
Forfeiture rate	0.0%

A summary of the Company’s stock options outstanding under the OEIP and 2005 Plan as of  December 31, 2025 and 2024 and the related activity during 2025 is as follows (in thousands except per share amounts):

	Shares	Weighted Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (Yrs)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	5	$27.57	4.1	$—
Granted	25	$1.26	—	$—
Outstanding as of December 31, 2025	30	$5.96	8.0	$—
Vested and expected to vest at December 31, 2025	30	$5.96	8.0	$—
Exercisable as of December 31, 2025	5	$27.68	2.9	$—

Employee Stock Purchase Plan

The Company has a shareholder-approved employee stock purchase plan (“ESPP”), under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning and end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s compensation and employees may not purchase more than the lesser of $25,000 of stock or 250 shares for any calendar year. Additionally, no more than 281,250 shares in the aggregate may be purchased under the ESPP.  There were no shares purchased for the offering period ended September 30, 2025.

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

Offering Period Ended	March 31, 2025	September 30, 2024	March 31, 2024
Shares purchased for offering period	3,000	3,942	844
Fair value per share as of the beginning of the offering period	$—	$1.31	$0.47
Assumptions
Risk-free interest rate (average)	4.6%	5.4%	5.5%
Expected dividend yield	—	—	—
Weighted average expected life (years)	0.5	0.5	0.5
Volatility (average)	159.0%	111.1%	66.3%

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the OEIP as of  December 31, 2025 and 2024, and the activity during years ended therein, are as follows (in thousands, except weighted average grant date fair value):

	Shares	Weighted average grant date fair value
Unvested at December 31, 2023	256	$20.88
Granted	695	$3.77
Vested	(515)	$8.81
Canceled and forfeited	(17)	$7.75
Unvested at December 31, 2024	419	$7.86
Granted	3,380	$0.97
Vested	(2,154)	$1.96
Canceled and forfeited	(153)	$1.02
Unvested at December 31, 2025	1,492	$1.47

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

ViewSpot Cloud Based Services

The Company's ViewSpot product was a cloud-based platform that Smith Micro's customers used to display their promotional content on mobile devices in their retail outlets. Smith Micro sold a royalty free license and cloud-based services to serve the promotional content and capture consumer interaction with the in-store display mobile device. ViewSpot services depended on a significant level of integration, interdependency, and interrelation between the on-premise applications and the cloud services, and were accounted for together as a single performance obligation. ViewSpot services were sold on a fixed fee basis to Smith Micro’s customers based on pre-defined purchase orders. Since Smith Micro was obligated to provide the required services over the contract period, the revenue was recognized over time.

From time to time, the Company also provided services to either to configure ad hoc targeted promotional content for Smith Micro’s customers or to set up new devices for optimization on the ViewSpot platform upon request. These requests were driven by the customers’ marketing initiatives and tended to be short term “bursts” of activity. Smith Micro recognized revenues from these ad hoc services at a point in time which is upon delivery of the configured promotional content to the cloud platform or upon certification of the new device.

Smith Micro divested its ViewSpot product in June 2025.

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

Deferred Revenue

Deferred revenue represents amounts billed to customers for which revenue has not been recognized. Deferred revenue primarily consists of the unearned portion of monthly, quarterly, and annually billed service fees and prepayments made by customers for a future period. Smith Micro recognizes revenue upon transfer of control. As of  December 31, 2025 and 2024, the Company’s total deferred revenue balances were nominal.

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

Disaggregation of Revenues

Revenues on a disaggregated basis are as follows (in thousands):

	Year Ended December 31,
	2025	2024
License and service fees (Over time)	$3,168	$3,122
Hosted environment usage fees (Over time)	3,110	2,956
Cloud based usage fees (Over time)	11,029	13,923
Consulting services and other (Point in time)	56	554
Total revenues	$17,363	$20,555

The opening balance of accounts receivable as of January 1, 2024 was $7.9 million.

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

Operating lease cost was $1.6 million for each of the years ended  December 31, 2025 and 2024, respectively. Cash payments for lease liabilities were $1.5 million and $1.6 million for the years ended  December 31, 2025 and 2024, respectively.

Operating lease assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Right-of-use assets	$1,119	$2,367

Current lease liabilities	$914	$1,279
Long-term lease liabilities	417	1,287
Total lease liabilities	$1,331	$2,566

The Company recognized noncash increases for the right-of-use assets obtained in exchange for the new operating lease liabilities in the amount of $1.0 million for  December 31, 2024.   There were no noncash right-of-use asset transactions for year ended December 31, 2025. Subsequent to year end the Company executed a lease renewal and will recognize a noncash increase for the right-of-use asset obtained in exchange for a new operating lease liability of approximately $1.0 million for December 31, 2026.

The maturity of operating lease liabilities is presented in the following table (in thousands):

As of December 31, 2025
2026	$979
2027	377
2028	61
Total lease payments	1,417
Less imputed interest	86
Present value of lease liabilities	$1,331

Additional information relating to the Company’s operating leases follows:

	As of December 31, 2025	As of December 31, 2024
Weighted average remaining lease term (years)	1.4	1.98
Weighted average discount rate	8.2%	7.5%

15. Segment, Concentration and Geographical Information

Segment Information

Public companies are required to report financial and descriptive information about their reportable operating segments as required by FASB ASC Topic No. 280, Segment Reporting (“Topic 280”). The Company has one primary business unit based on how management internally evaluates separate financial information, business activities and management responsibility: Wireless. The Wireless segment includes the Family Safety (which includes SafePath), CommSuite, and ViewSpot families of products (prior to the divestiture of ViewSpot in 2025).

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

Revenue and expenses regularly provided to the CODM are included in the following reconciliation of the Company's net adjusted operating loss and net loss. It includes the significant expense categories computed under U.S. GAAP, reconciled to the Company's total net loss as presented in the consolidated statement of operations.

	Year Ended December 31,
	2025	2024
Revenues	$17,363	$20,555
Less:
Adjusted cost of revenues[1]	4,504	6,100
Adjusted selling and marketing[2]	4,991	7,496
Adjusted research and development[2]	9,546	12,687
Adjusted general and administrative[2]	7,928	8,072
Adjusted operating loss	(9,606)	(13,800)
Other segment expenses[3]	415	(798)
Stock-based compensation expense	(3,609)	(4,503)
Depreciation	(293)	(365)
Amortization	(5,105)	(5,935)
Goodwill impairment	(11,052)	(23,989)
Other (Expenses) Income	(153)	680
Loss before benefit for income taxes	(29,403)	(48,710)
Income tax benefit	(76)	(13)
Net loss	$(29,327)	$(48,697)
Deemed dividend	(769)	—
Net loss attributable to common stockholders	$(30,096)	$(48,697)

(1) Adjusted amounts exclude depreciation expense and other adjustments as further described in footnote 3 to this table.

(2) Adjusted amounts exclude stock-based compensation expense and other adjustments as further described in footnote 3 to this table.

(3) Other segment expenses include personnel severance and reorganization activities, amortization of debt discount, and other corporate non-recurring expenditures, offset by the gain on sale from the divestiture of the Company's ViewSpot product.

The following table presents the disaggregation of Wireless revenues by product line (in thousands):

	Year Ended December 31,
	2025	2024
Family Safety	$14,121	$16,430
CommSuite	3,100	2,956
ViewSpot	142	1,169
Total Wireless revenues	$17,363	$20,555

Concentration Information

The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable.

For the year ended  December 31, 2025, three customers made up 60%, 21%, and 18% of revenues. For the year ended  December 31, 2024, three customers made up 58%, 20%, and 14% of revenues.

As of  December 31, 2025, three customers accounted for 44%, 29%, and 16% of accounts receivable, and as of  December 31, 2024, two customers accounted for 68% and 14% of accounts receivable.

The Company’s major customers could reduce their orders of the Company’s products in favor of a competitor's product or for any reason. The loss of these major customers or decisions by a significant customer to substantially reduce purchases could have a material adverse effect on Smith Micro’s business.

For the year ended  December 31, 2025, three service providers accounted for 16%, 15%, and 11% of purchases in the year, totaling 41% of trade payables as of  December 31, 2025. For the year ended  December 31, 2024, three service providers accounted for 22%, 18%, and 14% of purchases in the year, totaling 35% of trade payables as of  December 31, 2024.

Geographical Information

During the years ended  December 31, 2025 and 2024, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa (EMEA). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Americas	$17,307	$20,017
EMEA	56	538
Total revenues	$17,363	$20,555

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

On February 3, 2026, the Company entered into a Note Purchase Agreement (the “Note Agreement”) with the Smith Living Trust, for which William W. Smith, Jr., the Company’s Chairman, President and Chief Executive Officer, and his wife, Dieva L. Smith, serve as co-trustees (“Smith”). Pursuant to the Note Agreement, Smith agreed to loan funds to the Company in return for one or more secured promissory notes (in each case, a “Note”) and accompanying unregistered common stock purchase warrants (in each case, a “Warrant”). The Note Agreement provides that each Note will be secured by the Company’s accounts receivable and certain other assets, will bear interest at a rate of 15.0% per annum, and will be due on or before March 31, 2026 (the “Maturity Date”), unless otherwise mutually agreed by the parties. Pursuant to the Note Agreement, each Note will be accompanied by the issuance of a Warrant to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), which will be exercisable at any time beginning six months following its original issuance, will expire five years from the initial exercise date and will have an exercise price equal to the greater of (a) $0.68 and (b) the greater of the market price of the Company’s Common Stock on the date of the Note Agreement or on the date of issuance.  On February 3, 2026, the Company and Smith completed a closing of a loan transaction under the Note Agreement, and the Company issued a Note and a Warrant to Smith pursuant to the terms of the Note Agreement. The Warrant has an exercise price of $0.68 and will be exercisable during the period beginning August 3, 2026 and ending August 3, 2031. The gross proceeds to the Company from the closing totals approximately $1,000,000 (comprised of approximately $814,979 as a loan and approximately $185,021 for the purchase of the accompanying Warrant), before deducting transaction expenses payable by the Company. The Company expects to use the net proceeds from the transaction for working capital and general corporate purposes. The transaction was approved by the Company’s Board of Directors and the Company’s Audit Committee.

On March 4, 2026, the Company entered into a Securities Purchase Agreement for the sale of Secured Convertible Notes (the “2026 Convertible Notes”) with an aggregate original principal amount of $4.9 million and an initial conversion price of $0.68 per share, subject to adjustment, and warrants to acquire up to an aggregate amount of approximately 9.4 million additional shares of the Company's common stock. The Smith Living Trust, for which William W. Smith, Jr., the Company’s Chairman, President and Chief Executive Officer, and his wife, Dieva L. Smith serve as co-trustees, and Timothy C. Huffmyer, the Company’s Chief Operating Officer, Chief Financial Officer and Treasurer, are among the buyers in the offering. The Company has agreed to use the proceeds of the offering (i) to repay in full the principal and interest outstanding under those certain notes due on March 31, 2026 in the aggregate amount of up to $2.2 million plus any additional interest amounts that may accrue in connection with the extension of the maturity date under the existing notes and (ii) for general corporate purposes. The 2026 Convertible Notes will mature on March 31, 2029; however, this date may be extended at the option of the holder. The 2026 Convertible Notes will accrue interest at the rate of 8.0% per annum, which will be payable in full upon the Maturity Date. Upon the occurrence and during the continuance of an Event of Default (as defined in the 2026 Convertible Notes), the 2026 Convertible Notes will accrue interest at the rate of 12.0% per annum. At any time after the sixth month anniversary of the issuance of the 2026 Convertible Notes, each 2026 Convertible Note will be convertible, at the option of the holder, into shares of our common stock at an initial conversion price equal to $0.68, which is subject to standard adjustments.  The offering was approved by the Company’s Board of Directors and the Company’s Audit Committee and is expected to close on or about March 6, 2026, subject to customary closing conditions. The aggregate gross proceeds from the offering are expected to be approximately $4.9 million, before deducting offering expenses payable by the Company.

On March 3, 2026, the Company's Board of Directors approved the appointments of William W. Smith Jr. as Executive Chairman of the Board of Directors, Timothy C. Huffmyer as President and Chief Executive Officer, and Bethany M. Braund as Chief Financial Officer and Treasurer, each effective as of the close of business on March 31, 2026.