Form 10-Q
period 2026-03-31
SMITH MICRO SOFTWARE, INC.
filed 2026-05-01
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of  April 30, 2026, there were 25,557,408 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2026	2025
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$1,742	$1,494
Accounts receivable	2,902	1,817
Prepaid expenses and other current assets	1,321	1,218
Total current assets	5,965	4,529
Equipment and improvements, net	274	331
Right-of-use assets	1,741	1,119
Other assets	499	500
Intangible assets, net	17,315	18,492
Total assets	$25,794	$24,971
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,567	$1,937
Accrued payroll and benefits	1,418	1,488
Current operating lease liabilities	722	914
Other current liabilities	649	773
Notes payable, net of discount	—	1,007
Total current liabilities	4,356	6,119
Non-current liabilities:
Warrant liabilities	41	45
Convertible notes payable	1,901	—
Operating lease liabilities	1,154	417
Total non-current liabilities	3,096	462
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 25,609,766 and 25,798,092 shares issued and outstanding at 2026 and 2025, respectively	26	26
Additional paid-in capital	406,956	403,107
Accumulated comprehensive deficit	(388,640)	(384,743)
Total stockholders’ equity	18,342	18,390
Total liabilities and stockholders' equity	$25,794	$24,971

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2026	2025
	(unaudited)	(unaudited)
Revenues	$4,221	$4,621
Cost of revenues (including depreciation of $0 and $1 in the three months ended March 31, 2026 and 2025, respectively)	911	1,258
Gross profit	3,310	3,363
Operating expenses:
Selling and marketing	1,476	1,643
Research and development	1,848	2,857
General and administrative	2,113	2,724
Depreciation and amortization	1,246	1,349
Total operating expenses	6,683	8,573
Operating loss	(3,373)	(5,210)
Other income (expense):
Change in fair value of warrant liabilities	3	123
Interest expense, net	(526)	(25)
Other expense, net	(1)	(65)
Loss before provision for income tax	(3,897)	(5,177)
Provision for income tax expense	—	1
Net loss	$(3,897)	$(5,178)

Net loss per share – basic and diluted
Basic and diluted	$(0.15)	$(0.28)

Weighted average shares outstanding:
Basic and diluted	25,695	18,216

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2025 (audited)	25,798	$26	$403,107	$(384,743)	$18,390
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	2	—	2
Restricted stock grants, net of cancellations	92	—	584	—	584
Cancellation of shares for payment of withholding tax	(280)	—	(154)	—	(154)
Debt discount for warrants issued	—	—	3,417	—	3,417
Net loss	—	—	—	(3,897)	(3,897)
BALANCE, March 31, 2026 (unaudited)	25,610	$26	$406,956	$(388,640)	$18,342

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2024 (audited)	17,673	$18	$395,383	$(354,645)	$40,756
Non-cash compensation recognized on stock options and ESPP	—	—	6	—	6
Restricted stock grants, net of cancellations	1,868	1	1,080	—	1,081
Cancellation of shares for payment of withholding tax	(85)	—	(105)	—	(105)
ESPP shares issued	3	—	2	—	2
Net loss	—	—	—	(5,178)	(5,178)
BALANCE, March 31, 2025 (unaudited)	19,459	$19	$396,366	$(359,823)	$36,562

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	March 31,
	2026	2025
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(3,897)	$(5,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,246	1,350
Non-cash lease expense	(78)	52
Change in fair value of warrant liabilities	(3)	(123)
Amortization of debt discount and financing issuance costs	431	—
Provision for credit losses	—	103
Stock based compensation	586	1,088
Changes in operating accounts:
Accounts receivable	(1,085)	2,381
Prepaid expenses and other assets	(103)	33
Accounts payable, accrued, and other liabilities	(849)	(308)
Net cash used in operating activities	(3,752)	(602)
Investing activities:
Capital expenditures, net	(11)	(4)
Net cash used in investing activities	(11)	(4)
Financing activities:
Proceeds from convertible notes, notes payable and warrants offerings	4,000	—
Proceeds from financing arrangements	263	384
Repayments of financing arrangements	(252)	(300)
Other financing activities	—	2
Net cash provided by financing activities	4,011	86
Net increase (decrease) in cash and cash equivalents	248	(520)
Cash and cash equivalents, beginning of period	1,494	2,808
Cash and cash equivalents, end of period	$1,742	$2,288

Supplemental disclosure of non-cash financing activities:
Issuance of convertible notes in settlement and prepayment of notes payable	$1,889	$—

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1. The Company

Smith Micro Software, Inc. (“Smith Micro” or “the Company”) develops software to simplify and enhance the mobile experience, providing solutions to some of the leading wireless service providers around the world. From enabling the family digital lifestyle to providing powerful voice messaging capabilities, the Company strives to enrich today’s connected lifestyles while creating new opportunities to engage consumers via smartphones and consumer Internet of Things (“IoT”) devices. Smith Micro’s portfolio includes family safety software solutions to support families in the digital age and products for creating, sharing, and monetizing rich content, such as visual voice messaging. The Company provided retail content display optimization and performance analytics until the sale of its ViewSpot product in June 2025.

Smith Micro’s solution portfolio is comprised of proven software products that enable its customers to provide:

•	In-demand digital services that connect today’s digital lifestyle, including family location services, parental controls, and consumer IoT devices to mobile consumers worldwide;

•	Devices tailored to meet the needs of seniors and kids; and

•	Easy visual access to voice messages on mobile devices through visual voicemail and voice-to-text transcription functionality.

On June 3, 2025, the Company divested its ViewSpot product for total consideration of $1.3 million, of which $1.0 million was paid on the closing date, with the remaining amounts paid in two installments, the first of which was collected on July 1, 2025, and the final balance was collected on  October 1, 2025.

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of  March 31, 2026, and the related consolidated statements of operations and stockholders’ equity for the three months ended March 31, 2026 and 2025, and the consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.

In the opinion of management, the accompanying unaudited consolidated financial statements for the periods presented reflect all adjustments which are normal and recurring, and necessary to fairly state the financial position, results of operations, and cash flows of the Company. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended  December 31, 2025 filed with the SEC on  March 5, 2026 (the "2025 Form 10-K").

Intercompany balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending  December 31, 2026.

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

3. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with preparing consolidated financial statements for the three months ended March 31, 2026, certain conditions in the Company's evaluation, considered in the aggregate, have raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued, which has not been alleviated. The evaluation considered the Company's financial condition, including its liquidity sources, funds necessary to maintain the Company's operations considering the current financial condition, obligations, and other expected cash flows, and negative financial trends of recurring operating losses and negative cash flows.

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

4. Common Stock

Minimum Bid Price Requirement and Reverse Stock Split

On June 23, 2025, Smith Micro received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market (“Nasdaq”) advising that the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) as a result of the closing bid price of the Company’s common stock (“Common Stock”) having been below $1.00 for thirty consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted a period of 180 calendar days from the notification date, or until December 22, 2025, to regain compliance with the Minimum Bid Price Requirement.

On December 23, 2025, the Company received a written notice from Nasdaq (the “ December Notice”) granting an additional 180 days, or until June 22, 2026, to regain compliance with the Minimum Bid Price Requirement. If at any time before June 22, 2026, the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days, unless Nasdaq exercises its discretion to extend this ten-day period, Nasdaq will provide written confirmation stating that the Company has achieved compliance with the Minimum Bid Price Requirement.

The December Notice had no immediate effect on the continued listing status of the Company’s Common Stock on The Nasdaq Capital Market, and the Company’s listing remains fully effective.

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

November 2025 Registered Direct Offering and Private Placement Transaction

Securities Purchase Agreement- Registered Direct Offering:

On November 5, 2025, the Company entered into a securities purchase agreement relating to the registered direct offering and sale of an aggregate of 1,714,373 shares of the Company’s Common Stock for $0.6708 per share along with unregistered common warrants to purchase up to an aggregate of 1,714,373 shares of Common Stock in a concurrent private placement. Each unregistered common warrant has an exercise price of $0.6708 per share, is exercisable at any time beginning six months following their original issuance and will expire five years from the initial exercise date.

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

Securities Purchase Agreement- Private Placement Transaction:

On November 5, 2025, the Company separately entered into a second securities purchase agreement with a trust, for which the Company’s Chief Executive Officer serves as co-trustee, relating to a private placement transaction and sale of 2,236,136 unregistered shares of the Company’s Common Stock at an offering price of $0.6708 per share and unregistered warrants to purchase up to an aggregate of 2,236,136 shares of Common Stock. Each of these unregistered private placement common warrants has an exercise price of $0.6708 per share, is exercisable following receipt of stockholder approval of the same and will expire five years from the initial exercise date. The gross proceeds to the Company from the completed Private Placement was approximately $1.5 million, before deducting offering expenses payable by the Company.

The closing of the November 2025 registered direct offering and private placement transaction occurred on or about November 6, 2025.

On December 4, 2025 the Company filed a registration statement with the SEC registering for resale the shares issued in the November 2025 private placement transaction and the shares issuable upon exercise of the warrants issued in connection with the November 2025 registered direct offering and private placement transaction, which registration statement was declared effective by the SEC on December 12, 2025.

Pursuant to the Placement Agency Agreement, the Company agreed to pay to the Placement Agent a cash fee equivalent to 6.0% of the gross proceeds raised in the November 2025 registered direct offering, excluding amounts invested by certain individuals or entities mutually agreed upon by the Company and the Placement Agent. The Company also reimbursed the Placement Agent's expenses of up to $125,000, upon the closing of the November 2025 registered direct offering.

Warrants

The Company’s outstanding Common Stock warrants are a combination of equity and liability classified.  As of  March 31, 2026 and  December 31, 2025, the Company had 27,751,022 and 16,868,306 warrants outstanding, each having the right to purchase one share of the Company’s Common Stock at a weighted average exercise prices of $1.00 and $1.21, respectively, and expire at various dates through March 2031.

5. Debt and Warrants Transactions

Note Purchase Agreements

September 11, 2025 Note Purchase Agreements

Effective September 11, 2025, the Company entered into note purchase agreements (the  “September 11, 2025 Note Agreements”) with the Smith Living Trust, for which William W. Smith, Jr., who at that time was the Company's the Chairman, President and Chief Executive officer, and currently serves as the Company’s Executive Chairman, and his wife, Dieva L. Smith, serve as co-trustees (“Smith”) and with Timothy C. Huffmyer, who, at that time was the Company's Chief Operating Officer, Chief Financial Officer, and Treasurer and is currently the Company’s President and Chief Executive Officer (“Huffmyer”). Pursuant to the September 11, 2025 Note Agreements, Smith agreed to loan to the Company an amount not to exceed approximately $0.7 million and Huffmyer agreed to loan to the Company an amount not to exceed $0.1 million, in each case in return for one or more secured promissory notes (the “September 11, 2025 Notes”) and accompanying unregistered common stock purchase warrants. The September 11, 2025 Notes are secured by the Company’s accounts receivable and certain other assets, bear interest at a rate of 15.0% per annum, and are due on or before March 31, 2026, unless otherwise mutually agreed to by the parties. The transactions were approved by an independent committee of the Company’s Board of Directors and the Company’s Audit Committee.

Each September 11, 2025 Note was accompanied by the issuance by the Company of an unregistered warrant (each, “September 11, 2025 Warrant”) to purchase up to a number of shares of the Company’s Common Stock equal to the principal amount of such September 11, 2025 Note divided by the Market Price (as defined under Nasdaq regulations) of the Company’s Common Stock on the date of issuance of the note (the “September 11, 2025 Warrant Shares”). The Company received an amount equal to $0.125 per September 11, 2025 Warrant Share for each September 11, 2025 Warrant issued. Each September 11, 2025 Warrant is exercisable at any time beginning six (6) months following its original issuance, will expire five years from the initial exercise date and has an exercise price equal to the greater of the Market Price on the date of the September 11, 2025 Note Agreement or on the date of issuance of the warrant. The September 11, 2025 Warrants contain a “full-ratchet” anti-dilution adjustment, such that the exercise price will be adjusted if the Company issues Common Stock (or Common Stock equivalents) at a price below the exercise price of the Warrants. The number of shares issuable upon exercise of the September 11, 2025 Warrants will then be proportionately adjusted. Additionally, in the event of a reverse stock split, the exercise price of each September 11, 2025 Warrant is subject to adjustment (along with a proportionate adjustment in the number of shares) if the market price of the Common Stock is less than the exercise price of the September 11, 2025 Warrants (after giving effect to the split) during a period before and after the effective date of the reverse split. However, no adjustment to the exercise price (or proportional adjustment to the number of shares) will be made under the “full-ratchet” adjustment or the anti-dilution adjustment, unless and until the Company has received approval from the Company’s stockholders in accordance with Nasdaq Listing Rule 5635. The shareholders of the Company will vote on a proposal with respect to such approval at its annual meeting in June 2026.

The Company and Smith completed an initial closing of the transactions contemplated by the September 11, 2025 Note Agreements on September 11, 2025, and the Company completed subsequent closings with each of Smith and Huffmyer on September 17, 2025. The gross proceeds to the Company from the closings with Smith totals approximately $0.8 million (comprised of approximately $0.7 million as a loan and approximately $0.1 million for the purchase of the accompanying September 11, 2025 Warrants) and the gross proceeds to the Company from the closing with Huffmyer totals approximately $0.1 million (comprised of approximately $85 thousand as a loan and approximately $15 thousand for the purchase of the accompanying September 11, 2025 Warrants), in each case, before deducting transaction expenses payable by the Company. Pursuant to the September 11, 2025 Note Agreements, the Company has filed a registration statement with the SEC registering the September 11, 2025 Warrant Shares for resale, which registration statement was declared effective on December 12, 2025.

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

Each September 29, 2025 Note was accompanied by the issuance of a warrant to purchase up to a number of shares of the Company’s Common Stock equal to the principal amount of such Note divided by the Market Price (as defined under Nasdaq regulations) of the Company’s Common Stock on the date of issuance (the “September 29, 2025 Warrant Shares”). Each September 29, 2025 Warrant is exercisable at any time beginning six (6) months following its original issuance, will expire five years from the initial exercise date, and has an exercise price equal to the greater of $0.73 or the Market Price on the date of issuance of the warrant. The September 29, 2025 Warrants contain a “full-ratchet” anti-dilution adjustment, such that the exercise price will be adjusted if the Company issues Common Stock (or Common Stock equivalents) at a price below the exercise price of the warrants. The number of shares issuable upon exercise of the September 29, 2025 Warrants will then be proportionately adjusted. Additionally, in the event of a reverse stock split, the exercise price of each September 29, 2025 Warrant is subject to adjustment (along with a proportionate adjustment in the number of shares) if the market price of the Common Stock is less than the exercise price of the September 29, 2025 Warrants (after giving effect to the split) during a period before and after the effective date of the reverse split. However, no adjustment to the exercise price (or proportional adjustment to the number of shares) will be made under the “full-ratchet” adjustment or the anti-dilution adjustment, unless and until the Company has received approval from the Company’s stockholders in accordance with Nasdaq Listing Rule 5635. Pursuant to the September 29, 2025 Note Agreement, the Company filed a registration statement with the SEC registering the September 29, 2025 Warrant Shares for resale, which registration statement was declared effective December 12, 2025.

The Company received total cash proceeds from the  September 11, 2025 Note Purchase Agreements and the September 29, 2025 Note Purchase Agreement of approximately $1.2 million in 2025. Furthermore, the proceeds were allocated to the notes and their 1,512,934 equity-classified warrants on a relative fair value basis, resulting in a debt discount of approximately $0.4 million which is being amortized over the term of the agreements using the effective interest method. This resulted in an immaterial amount of amortization expense in 2025. The valuation of the equity-classified warrants was based on a Black-Scholes model at inception. The following assumptions were utilized in the Black Scholes option pricing model in 2025: common stock market price of $0.72 to $0.73, risk-free interest rate of 3.6% - 3.7%, expected volatility of 88.67% - 89.81%, and expected term of 5.5 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants.

February 3, 2026 Note Purchase Agreement

On February 3, 2026, the Company entered into a Note Purchase Agreement (the  “February Note Agreement”) with the Smith Living Trust. Pursuant to the February Note Agreement, Smith agreed to loan funds to the Company in return for one or more secured promissory notes (in each case, a “February Note”) and accompanying unregistered common stock purchase warrants (in each case, a “February Warrant”). The February Note Agreement provides that each February Note will be secured by the Company’s accounts receivable and certain other assets, will bear interest at a rate of 15.0% per annum, and will be due on or before March 31, 2026 (the “Maturity Date”), unless otherwise mutually agreed by the parties. Pursuant to the February Note Agreement, each February Note will be accompanied by the issuance of a February Warrant to purchase shares of the Company’s Common Stock, which will be exercisable at any time beginning six months following its original issuance, will expire five years from the initial exercise date and will have an exercise price equal to the greater of (a) $0.68 and (b) the greater of the market price of the Company’s Common Stock on the date of the February Note Agreement or on the date of issuance.  On February 3, 2026, the Company and Smith completed a closing of a loan transaction under the February Note Agreement, and the Company issued a February Note and a February Warrant to Smith. The February Warrant has an exercise price of $0.68 and will be exercisable during the period beginning August 3, 2026 and ending August 3, 2031. The transaction was approved by the Company’s Board of Directors and the Company’s Audit Committee.

The gross proceeds to the Company from the closing totals approximately $1,000,000 (comprised of approximately $814,979 as a loan and approximately $185,021 for the purchase of the accompanying Warrant). Furthermore, the proceeds were allocated to the notes and their 1,512,934 equity-classified warrants on a relative fair value basis, resulting in a debt discount of approximately $0.4 million which is being amortized over the term of the agreement using the effective interest method. The valuation of the equity-classified warrants was based on a Black-Scholes model at inception. The following assumptions were utilized in the Black Scholes option pricing model at inception: common stock market price of $0.54, risk-free interest rate of 3.8%, expected volatility of 89%, and expected term of 5.5 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants.

March 4, 2026 Securities Purchase Agreement

On March 4, 2026, the Company entered into a Securities Purchase Agreement for the sale of Secured Convertible Notes (the “2026 Convertible Notes”) with an aggregate original principal amount of $4.9 million and an initial conversion price of $0.68 per share, subject to adjustment, and warrants to acquire up to an aggregate amount of approximately 9.4 million additional shares of the Company's common stock, which will be exercisable at any time beginning six months following its original issuance, will expire five years from the initial exercise date and will have an exercise price equal to $0.68. The Smith Living Trust and Timothy C. Huffmyer were among the buyers in the offering, in addition to certain other noteholders from the September 29, 2025 Note Purchase Agreement. The Company agreed to use the proceeds of the offering to repay in full the principal and interest outstanding under those certain Notes due on March 31, 2026 in the aggregate amount of up to $2.2 million plus any additional interest amounts that may have accrued in connection with the extension of the maturity date under the existing notes and for general corporate purposes. The 2026 Convertible Notes mature on March 31, 2029; however, this date may be extended at the option of the holder.

The 2026 Convertible Notes accrue interest at the rate of 8.0% per annum. Upon the occurrence and during the continuance of an Event of Default (as defined in the 2026 Convertible Notes), the 2026 Convertible Notes will accrue interest at the rate of 12.0% per annum. The Convertible Notes are payable in equal monthly installments of approximately $7,000 per each $1,000,000 of principal outstanding, and are effectively interest only, beginning on May 1, 2026 and ending on the Maturity Date, at which time any unconverted or unpaid principal amounts would be due. Installment amounts shall be applied first to accrued interest under the Convertible Notes, with any amounts in excess of accrued interest being applied to outstanding principal. The Company will not be required to pay any installment amount to the extent such amount is less than one thousand dollars ($1,000). In such event, the Company may defer payment to the holder until the next applicable installment date, provided that (i) at such time the accrued installment amount due on such date is at least one thousand dollars ($1,000) and (ii) principal remains outstanding for the purposes of accruing interest. The Company will be permitted to prepay the outstanding principal and accrued or unpaid interest upon not less than thirty (30) days prior written notice to the holder. At any time after the sixth month anniversary of the issuance of the 2026 Convertible Notes, each 2026 Convertible Note will be convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price equal to $0.68, which is subject to standard adjustments.

The offering was approved by the Company’s Board of Directors and the Company’s Audit Committee and closed on March 6, 2026, and March 10, 2026. The aggregate gross proceeds from the offering were $4.9 million, of which $1.9 million was utilized to repay in full the principal and interest outstanding under certain notes due on March 31, 2026, which then cancelled the notes. The remaining $0.2 million of certain notes due on March 31, 2026 were subsequently repaid in cash.  In connection with the transactions with Smith and Huffmyer, as well as other warrant holders who followed the same terms in this related-party led transaction, the Company did not recognize any gain or loss in connection with the extinguishment of such amounts, as the transactions were viewed as contributions to equity totaling $0.5 million.

The relative fair value allocated to the 9,402,551 equity-classified warrants resulted in a debt discount of approximately $2.5 million which is being amortized over the term of the agreements using the effective interest method at a rate of 36.8%. The valuation of the equity-classified warrants was based on a Black-Scholes model at inception. The following assumptions were utilized in the Black-Scholes option pricing model at inception: common stock market price of $0.48 to $0.54, risk-free interest rate of 3.7%, expected volatility of 90%, and expected term of 5.5 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants.

As of March 31, 2026, the remaining unamortized debt discount was $3.0 million. In the three months ended March 31, 2026, total interest expense for these notes was $0.5 million, inclusive of approximately $0.4 million of amortization of debt discount with the remainder related to contractual interest.

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

Further, in connection with the issuance of the November 5, 2025 Common Stock at $0.6708 and Warrants with an exercise price of $0.6708, the exercise price of each of the July 2025 Warrants was further adjusted from $0.73 to $0.6708 and the aggregate number of warrant shares underlying the July 2025 Warrants increased from 2,651,348 to 2,885,339. As a result, the Company recorded a deemed dividend of $0.1 million and a reduction in income available to common shareholders in the Basic EPS calculation. In accordance with U.S. GAAP, the incremental fair value of the warrants resulting from the decrease in the exercise price and the increase in the number of warrant shares was measured using Black-Scholes valuation models at the time of the event. The following assumptions were utilized in the Black-Scholes option pricing model: common stock market price of $0.66, risk-free interest rate of 3.8%, expected volatility of 94%, and expected term of 4.70 years.

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

The warrants issued pursuant to the September 11, 2025 Note Purchase Agreements and the September 29, 2025 Note Purchase Agreement are also subject to the same provisions, however, no adjustment to the exercise price (or proportional adjustment to the number of shares) was made nor will be made unless and until the Company has received approval from the Company’s stockholders in accordance with Nasdaq Listing Rule 5635.

Warrant Liabilities

On August 11, 2022, the Company issued warrants (the "Notes Warrants") to purchase Common Stock in conjunction with a senior secured convertible notes (the "Notes") and warrants offering (the "Notes and Warrants Offering"), at an initial fair value of $3.8 million. The Notes sold by the Company in the Notes and Warrants Offering were subsequently retired upon maturity at December 31, 2023. The exercise price of and number of shares underlying the Notes Warrants were immediately proportionately adjusted pursuant to the April 2024 Reverse Stock Split to $26.80 and 279,851 shares, respectively, and on May 2, 2024, the exercise price for each of the Notes Warrants was further adjusted to $2.06 in accordance with their terms.

The Company issued additional warrants (the "Additional Warrants") to purchase Common Stock on August 12, 2022 in conjunction with a registered direct offering for the sale of shares of the Company's Common Stock and the Additional Warrants. The Additional Warrants do not reprice further beyond the immediate proportionate adjustments to the per share exercise price and number of shares issuable of $21.20 and 141,509 shares, respectively, that occurred upon and as a result of the April 2024 Reverse Stock Split.

All changes in the fair value of the Notes Warrants and Additional Warrants liabilities are recognized in the Company's consolidated statements of operations until they are either exercised or expire. Since their issuance, none of the Notes Warrants or Additional Warrants have been exercised. The Notes Warrants and Additional Warrants are not traded in an active securities market and, as such, the estimated fair value is determined by using a Black-Scholes option pricing model which considers the likelihood of repricing adjustments and utilizes assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the Notes Warrants and Additional Warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants. Below are the specific assumptions utilized (unaudited, except for  December 31, 2025):

Notes Warrants	March 31, 2026	December 31, 2025
Common stock market price	$0.72	$0.54
Risk-free interest rate	3.7%	3.5%
Expected dividend yield	—	—
Expected term (in years)	1.36	1.61
Expected volatility	98.7%	119.9%

Additional Warrants	March 31, 2026	December 31, 2025
Common stock market price	$0.72	$0.54
Risk-free interest rate	3.7%	3.5%
Expected dividend yield	—	—
Expected term (in years)	1.87	2.12
Expected volatility	116.1%	116.0%

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

The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at  March 31, 2026 and  December 31, 2025 (unaudited except for  December 31, 2025, in thousands):

Level 3	March 31, 2026	December 31, 2025
Notes Warrants	$37	$41
Additional Warrants	4	4
Total	$41	$45

The following tables present the changes in the fair value (unaudited, except for  December 31, 2025, in thousands):

	Notes	Additional
	Warrants	Warrants	Total
Measurement at December 31, 2025	$41	$4	$45
Change in fair value	$(4)	$—	$(4)
Measurement at March 31, 2026	$37	$4	$41

	Notes	Additional
	Warrants	Warrants	Total
Measurement at December 31, 2024	$197	$27	$224
Change in fair value	$(107)	$(16)	$(123)
Measurement at March 31, 2025	$90	$11	$101

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

In connection with the preparation of its quarterly financial statements for the second quarter of 2025, the Company assessed changes in circumstances to determine whether it was more likely than not that the fair value of its single reporting unit was below its carrying amount. While there was no single determinative event or factor, considerations including recent financial performance compared to expected forecasts, trends in stock valuation, pricing of the most recent equity raise, and the receipt of the Nasdaq minimum bid price requirement notice on June 23, 2025 led the Company to conclude that when considering the events and factors in totality it was necessary to perform an interim quantitative valuation assessment.  The fair value of the reporting unit was determined based on a combination of the income approach using estimated discounted cash flows and a market-based valuation methodology utilizing market multiples. The assessment utilized Level 3 inputs including estimates of revenue growth, EBITDA contribution and discount rates. Based on the results of the assessment, a full goodwill impairment charge of $11.1 million was recorded in the second quarter of 2025.

The components of the Company’s intangible assets were as follows for the periods presented (unaudited, except for  December 31, 2025, in thousands, except for useful life data):

	March 31, 2026
	Weighted
	Average
	Remaining	Gross
	Useful Life	Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Book Value
Purchased technology	2	$11,076	$(8,262)	$2,814
Customer relationships	8	24,573	(11,662)	12,911
Customer contracts	0	7,000	(6,921)	79
Software license	3	5,419	(3,994)	1,425
Patents	1	600	(514)	86
Total		$48,668	$(31,353)	$17,315

	December 31, 2025
	Weighted
	Average
	Remaining	Gross
	Useful Life	Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Book Value
Purchased technology	3	$11,076	$(7,945)	$3,131
Customer relationships	9	24,573	(11,000)	13,573
Customer contracts	0	7,000	(6,895)	105
Software license	4	5,419	(3,843)	1,576
Patents	2	600	(493)	107
Total		$48,668	$(30,176)	$18,492

The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period of approximately six years as of  March 31, 2026 and seven years as of  December 31, 2025. During the three months ended  March 31, 2026 and 2025, intangible asset amortization expense was $1.2 million and $1.3 million, respectively.

As of  March 31, 2026, estimated amortization expense for the remainder of 2026 and thereafter was as follows (unaudited, in thousands):

Amortization
Year Ending December 31,	Expense
2026	$3,532
2027	3,834
2028	2,790
2029	2,095
2030 and thereafter	5,064
Total	$17,315

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

The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(3,897)	$(5,178)

Denominator:
Weighted average shares outstanding – basic	25,695	18,216
Potential common shares – options / warrants (treasury stock method)	—	—
Weighted average shares outstanding – diluted	25,695	18,216
Shares excluded (anti-dilutive)	21,739	8,406

Net loss per share – basic and diluted
Basic	$(0.15)	$(0.28)
Diluted	$(0.15)	$(0.28)

The following weighted average shares were excluded from the computation of diluted net loss per share attributable to common stockholders as the impact of including those shares would be anti-dilutive (unaudited, in thousands):

	For the Three Months Ended March 31,
	2026	2025
Convertible notes as if converted	1,697	—
Outstanding stock options	33	24
Outstanding warrants	20,009	8,382
Total anti-dilutive shares	21,739	8,406

9. Stock-Based Compensation

Stock Plans

On June 18, 2024, the Company's stockholders approved the Company's Amended and Restated Omnibus Equity Incentive Plan (as currently amended, the "OEIP") which amended and restated (and renamed) the Company's 2015 Omnibus Equity Incentive Plan (as previously amended, the "2015 Plan") and increased the number of shares reserved thereunder by 3.0 million shares. As of  March 31, 2026, there were approximately 1.6 million shares available for future grants under the Company’s OEIP. References to the OEIP herein include the 2015 Plan prior to its amendment and restatement. The maximum number of shares available for issuance over the term of the OEIP may not exceed 7.2 million shares.

During the three months ended March 31, 2026, the Company granted  202,714 shares of restricted stock and 12,500 stock options under the OEIP.

The OEIP provides for the issuance of full value awards (restricted stock, performance stock, dividend equivalent right or restricted stock units) and partial value awards (stock options or stock appreciation rights) to employees, non-employee members of the board and consultants. Any full value award settled in shares will be debited as 1.2 shares, and partial value awards settled in shares will be debited as 1.0 shares against the share reserve. The exercise price per share for stock option grants is not to be less than the fair market value per share of the Company’s common stock on the date of grant. The Board of Directors has the discretion to determine the vesting schedule. Stock options may be exercisable immediately or in installments but generally vest over a four-year period from the date of grant. In the event the holder ceases to be employed by the Company, all unvested stock options terminate, and all vested stock options may be exercised within a period of 90 days following termination. In general, stock options expire ten years from the date of grant. Restricted stock is valued using the closing stock price on the date of the grant. The total value is expensed over the vesting period, which typically ranges from two to forty-eight months.

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

Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP are recorded in the consolidated financial statements as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2026	2025
Sales and marketing	$232	$235
Research and development	80	215
General and administrative	274	638
Total non-cash stock compensation expense	$586	$1,088

As of  March 31, 2026, there was approximately $1.0 million in unrecognized compensation costs related to unvested stock options and restricted stock awards granted under the OEIP.

Stock Options

For the three months ended March 31, 2026, there were 12,500 stock option awards granted. A summary of the Company’s stock options outstanding under the OEIP as of  March 31, 2026 and related activity during 2026 is as follows (unaudited, in thousands except weighted average exercise price and weighted average remaining contractual life):

			Wtd. Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Life (Yrs)	Value
Outstanding as of December 31, 2025	30	$5.96	8.0	$—
Granted	13	0.69	—	$—
Expired	(1)	23.10	—	$—
Outstanding as of March 31, 2026	42	$3.89	8.6	$—
Vested and expected to vest at March 31, 2026	42	$3.89	8.6	$—
Exercisable as of March 31, 2026	29	$5.26	8.0	$—

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the OEIP for the three months ended March 31, 2026 and the activity during the period therein are as follows (unaudited, in thousands, except weighted average grant date fair value):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2025	1,492	$1.47
Granted	203	0.69
Vested	(844)	1.13
Canceled and forfeited	(113)	1.10
Unvested at March 31, 2026	738	$1.70

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

The Company transfers software licenses to its customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, the Company performs integration services to ensure the software operates within its customer’s operating platforms as well as the operating platforms of the mobile devices used by their end customers, before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the licensed software by the customer. The Company also earns usage-based revenue on its platforms. Usage based revenue is generated based on licenses used by its customers' active subscribers’ access and usage of its software licenses and cloud-based services on its platforms, the provision of hosting services, and revenue share based on media placements on its platform. The Company recognizes usage-based revenue when it has completed its performance obligation and has the right to invoice the customer. This revenue is generally recognized monthly. Finally, the Company ratably recognizes revenue over the contract period when customers pay in advance of its service delivery.

The Company also provides consulting services in connection with its development of customer-specified functionality that are generally not on its software development roadmap. The Company recognizes revenue from its consulting services upon delivery and acceptance by the customer of its software enhancements and upgrades. For certain customers the Company provides maintenance and technology support services for which the customer either pays upfront or as the Company provides the services. When the customer pays upfront, the Company records the payments as contract liabilities and recognizes revenue ratably over the contract period as this is the Company's stand ready performance obligation that is satisfied ratably over the maintenance and technology services period.

The Company also provided consulting services to configure new devices or ad hoc targeted promotional content for its customers utilizing the ViewSpot platform upon request from these customers. These requests were driven by these customers’ marketing initiatives and tend to be short term “bursts” of activity. The Company recognized these revenues upon delivery of the configured promotional content to the cloud platform or upon certification of the new device. The Company divested its ViewSpot product line on June 3, 2025.

Disaggregation of Revenues

Revenues on a disaggregated basis are as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2026	2025
License and service fees (Over time)	$822	$795
Hosted environment usage fees (Over time)	800	734
Cloud based usage fees (Over time)	2,599	3,086
Consulting services and other (Point in time)	—	6
Total revenues	$4,221	$4,621

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

The Company's chief operating decision maker (“CODM”) as such term is defined in Topic 280, is its Chief Executive Officer. As infrastructure and resources are shared across the Company’s operations, the CODM manages the Company's operations based on consolidated financial information for purposes of evaluating financial performance, investment, cash flow metrics and allocating resources.

The accounting policies of the Company's single operating segment are the same as those described in the summary of significant accounting policies appearing in Note 1. Although the CODM uses other measures of operating performance, the Company concluded that consolidated net loss is the measure required to be disclosed as the segment measure of profit or loss. Adjusted operating loss and net loss are used to evaluate the effectiveness of the Company's performance and to monitor budget versus actual results. The measure of segment assets is reflected as "total assets" in the accompanying consolidated balance sheet.

Revenue and expenses regularly provided to the CODM are included in the following reconciliation of the Company's net adjusted operating loss and net loss. It includes the significant expense categories computed under US GAAP, reconciled to the Company's total net loss as presented in the consolidated statement of operations (unaudited, in thousands).

	For the Three Months Ended March 31,
	2026	2025
Revenues	$4,221	$4,621
Less:
Adjusted cost of revenues¹	911	1,257
Adjusted selling and marketing²	1,162	1,408
Adjusted research and development²	1,768	2,642
Adjusted general and administrative²	1,794	2,086
Adjusted operating loss	(1,414)	(2,772)
Other segment expenses³	(127)	—
Stock-based compensation expense	(586)	(1,088)
Depreciation	(69)	(74)
Amortization	(1,177)	(1,276)
Total other (expenses) income, net	(524)	33
Loss before provision for income taxes	(3,897)	(5,177)
Provision for income tax expense	—	1
Net loss	$(3,897)	$(5,178)

1 Adjusted amounts exclude depreciation expense.

2 Adjusted amounts exclude stock-based compensation expense and other adjustments as further described in footnote 3 to this table.

3 Other segment expenses include personnel severance and reorganization activities and other corporate non-recurring expenditures.

The following table presents the disaggregation of Wireless revenues by product line (unaudited, in thousands):

	For the Three Months Ended March 31,
	2026	2025
Family Safety	$3,421	$3,788
CommSuite	800	734
ViewSpot	—	99
Total Wireless revenues	$4,221	$4,621

Customer Concentration Information

The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable, for the three months ended March 31, 2026 and 2025.

During the three months ended  March 31, 2026, three customers made up 59%, 21% and 19% of revenues. For the three months ended  March 31, 2025, three customers made up 62%, 20% and 16% of revenues.

As of  March 31, 2026, two customers accounted for 55% and 28% of accounts receivable. As of  March 31, 2025, two customers accounted for 47% and 33% of accounts receivable.

Geographical Information

During the three months ended March 31, 2026 and 2025, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa ("EMEA"). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	For the Three Months Ended March 31,
	2026	2025
Americas	$4,196	$4,615
EMEA	25	6
Total revenues	$4,221	$4,621

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

Operating lease costs were $0.4 million for each of the three months ended  March 31, 2026 and 2025.  Cash payments for lease liabilities were $0.4 million and $0.3 million for the three months ended   March 31, 2026 and 2025, respectively.

There were noncash right-of-use asset transactions for the three months ended March 31, 2026.  The Company executed a lease renewal which was accounted for as a modification and recognized a noncash increase for the right-of-use asset obtained in exchange for a new operating lease liability of approximately $1.0 million during the three months ended March 31, 2026.

The maturity of operating lease liabilities is presented in the following table (unaudited, in thousands):

As of March 31, 2026
2026	$696
2027	614
2028	304
2029	247
2030 and thereafter	337
Total lease payments	2,198
Less imputed interest	322
Present value of lease liabilities	$1,876

Additional information relating to the Company’s operating leases follows (unaudited):

As of March 31, 2026
Weighted average remaining lease term (years)	3.6
Weighted average discount rate	9.5%

14. Income Taxes

The Company accounts for income taxes as required FASB ASC Topic No. 740, Income Taxes. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Topic requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, the Topic permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense.

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

After a review of the four sources of taxable income as of  March 31, 2026, and after consideration of the Company’s cumulative loss position as of  December 31, 2025, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $70.2 million as of  March 31, 2026.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently there are no audits in process or pending from Federal or state tax authorities. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of March 31, 2026, a current estimate of the range of changes that may occur within 2026 cannot be made due to the uncertainty regarding the timing of these events.

On July 4, 2025 the One Big Beautiful Bill Act (OBBBA) was signed into law which introduces significant changes to the U.S. corporate tax system. The main impacts of OBBBA for the Company are the ability to deduct domestic Section 174 Research and Development costs for tax years 2025 forward, 100% bonus depreciation, and changes to 163(j) interest limitations to remove depreciation and amortization expense from adjusted taxable income.  These changes do not have a material impact on the Company’s taxable position.  The Company is electing under OBBBA to continue to amortize Section 174 costs capitalized in 2022-2024 through the remaining lives of the assets instead of taking a one-time deduction for all unamortized amounts.

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
•

the difficulty of predicting our quarterly revenues and operating results and the chance of such revenues and results falling below analyst or investor expectations, which could cause the price of our Common Stock to fall; and

•

those additional factors which are listed under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026 (the "2025 Form 10-K") under the caption “RISK FACTORS.”

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

In the first quarter of 2026, our revenues decreased by 9% to $4.2 million compared to the first quarter of 2025, primarily driven by a $0.4 million decrease in our Family Safety product line, coupled with a $0.1 million decrease in ViewSpot revenues, partially offset by an increase of $0.1 million in CommSuite revenues. The revenue decline primarily resulted from decreases associated with legacy Sprint Safe & Found revenue as subscribers migrate to the T-Mobile network. As a result of the decline in revenues, our gross profit during the first quarter of 2026 was $3.3 million, representing a decrease of $0.1 million as compared to the first quarter of the prior year. Our operating expenses decreased during the first quarter of 2026 compared to the first quarter of 2025 by approximately $1.9 million. This was primarily due to quarter-over-quarter reductions in sales and marketing, research and development, and general and administrative expenses due to significant cost reduction initiatives undertaken during 2025 and 2026.  The net loss for the first quarter of 2026 was $3.9 million, resulting in a net loss of $0.15 per basic and diluted share.

We believe we are strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers, as we currently provide white-label Family Safety applications to two Tier 1 wireless carriers operating in the United States. Further, we have a SafePath-based Kids Plan solution launched with a Tier 1 carrier in Europe.  In addition, with the recent expansion of our SafePath product line, most notably SafePath OS with SafePath OS for Kids Phone and SafePath OS for Senior Phone, we believe that we are well-positioned to grow our Family Safety revenues more broadly with these Tier 1 carriers as well as with other operators in our industry. Further, our development of SafePath 8 is completed, and we have delivered certain of the new features that it enables to some of our customers, with more expected throughout this year. We believe that we have an opportunity to increase the respective subscriber bases, and in turn, grow the revenues associated with these Tier 1 carriers.

In 2025, we received approximately $1.5 million in gross proceeds from a registered direct offering of Common Stock and a concurrent private placement of warrants, approximately $1.2 million for short-term notes and warrants and subsequently approximately $2.7 million from concurrent registered direct and private placement offerings of Common Stock and in each case a concurrent private placement of warrants. Additionally, in October 2025, we announced strategic cost reductions (in addition to those noted in the paragraph above) in our organization, primarily comprised of workforce reorganization, which we expect to result in cost savings of approximately $7.2 million reduction in costs for 2026. These efforts are part of our broader initiative to realign the Company's cost structure with long-term business goals, strengthen the financial foundation, and accelerate our path to profitability.

In the first quarter ended March 31, 2026, the Company received approximately $1.0 million in gross cash proceeds from the sale of a secured notes and accompanying unregistered common stock purchase warrants, and additional gross proceeds of $4.9 million from the sale of secured convertible notes and warrants to acquire up to an aggregate amount of approximately 9.4 million additional shares of the Company's common stock, of which $1.9 million was used to retire outstanding notes issued pursuant to September 2025 note purchase agreements.

Refer to the section titled "Liquidity and Capital Resources" for discussion of material changes in cash, Note 4 of our Notes to the Consolidated Financial Statements for discussion regarding the changes related to common stock, Note 5 for discussion regarding changes related to the warrant liabilities and Note 7 for discussion regarding changes to goodwill.

Results of Operations

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three months ended March 31, 2026 and 2025. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended March 31,
	2026	2025
Revenues	100.0%	100.0%
Cost of revenues	21.6	27.2
Gross profit	78.4%	72.8%
Operating expenses:
Selling and marketing	35.0	35.6
Research and development	43.8	61.8
General and administrative	50.1	58.9
Depreciation and amortization	29.5	29.2
Total operating expenses	158.3%	185.5%
Operating loss	(79.9)	(112.7)
Change in fair value of warrant liabilities	0.1	2.7
Interest expense, net	(12.5)	(0.5)
Other expense, net	(0.0)	(1.4)
Loss before for income tax provision	(92.3)%	(112.0)%
Provision for income tax expense	—	0.0
Net loss	(92.3)%	(112.1)%

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Revenues. Revenues were $4.2 million and $4.6 million for the three months ended March 31, 2026 and 2025, respectively, representing a decrease of $0.4 million, or 9%. This decrease was primarily related to declines associated with our Family Safety product line of $0.4 million, which was mostly driven by Sprint Safe & Found revenue declining as legacy Sprint subscribers migrated to the T-Mobile network, coupled with a nominal decline in ViewSpot revenue that was primarily due to a contract that concluded during 2024 and the sale of that product in June 2025, partially offset by an increase in CommSuite revenues of approximately $0.1 million.

Cost of revenues. Cost of revenues were $0.9 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. This decrease of approximately $0.4 million was primarily due to the period-over-period decline in revenue coupled with the impact of cost reduction efforts undertaken.

Gross profit. Gross profit was $3.3 million, or 78.4% of revenues, for the three months ended March 31, 2026, compared to $3.4 million, or 72.8% of revenues, for the three months ended March 31, 2025. The decrease of $0.1 million in gross profit was driven by the period-over-period decline in revenue volume.

Selling and marketing. Selling and marketing expenses were $1.5 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. This decrease of approximately $0.1 million was primarily due to decreases in personnel related costs due to cost reduction activities undertaken.

Research and development. Research and development expenses were $1.8 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively. This decrease of approximately $1.1 million was primarily due to decreases in personnel related costs due to cost reduction activities undertaken.

General and administrative. General and administrative expenses were $2.1 million and $2.7 million for each of the three months ended March 31, 2026 and 2025, respectively. This decrease of approximately $0.6 million was primarily due to decreases in personnel related costs due to cost reduction activities undertaken.

Depreciation and amortization. Depreciation expense was $0.1 million for both the three months ended March 31, 2026 and 2025. Amortization expense was $1.2 million and $1.3 million the three months ended March 31, 2026 and 2025, respectively. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was nominal and $0.1 million the three months ended March 31, 2026 and 2025, respectively. The total decrease in income of $0.1 million resulted from valuation related impacts to the warrant liabilities in the respective periods.

Interest expense, net. Interest expense was $0.5 million and nominal for the three months ended March 31, 2026 and 2025, respectively. The increase in interest expense of $0.5 million was primarily related to the amortization of the debt discount and issuance costs and stated interest expense related to the financing transactions in the three months ended March 31, 2026 , which is discussed in further detail in Notes 5.

Other expense, net. Other expense, net was nominal for the three months ended March 31, 2026 and 2025.

Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the three months ended March 31, 2026 and 2025. There were no material changes in the period-to-period comparison.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations. As of March 31, 2026, the Company's cash and cash equivalents were approximately $1.7 million. Since the beginning of 2025, we have utilized cash collections, including the proceeds from the sale of our ViewSpot product and cash on hand to cover routine working capital requirements. On July 18, 2025, we closed on a registered direct offering of common stock and a concurrent placement of warrants, which provided gross proceeds to the Company of approximately $1.5 million, prior to offering fees and transaction expenses. Additionally, on each of September 11 and September 29, 2025, we entered into loan arrangements, as more fully described in Note 5, which provided aggregated gross cash proceeds of approximately $1.2 million as of September 30, 2025. On February 3, 2026, the Company received approximately $1.0 million in gross proceeds via a loan transaction and accompanying issuance of unregistered common stock purchase warrants, and subsequently on March 4, 2026 the Company received gross cash proceeds of $4.9 million from the sale of secured convertible notes with $1.9 million of that amount being used to pay off loans incurred in September 2025, and warrants to acquire up to an aggregate amount of approximately 9.4 million additional shares of the Company's common stock.

The timing of our anticipated revenue growth relative to the costs of operating, maintaining, innovating and evolving our business to respond to industry trends and maximize growth opportunities may result in cash and cash equivalents being insufficient to fund operations at current levels over the next twelve months and beyond.

This adverse impact on liquidity does not trigger a violation of any covenants in our material agreements, particularly as all of the agreements for the transactions discussed herein this “Liquidity and Capital Resources” section do not contain any material financial covenants. The availability of sufficient funds will depend to an extent on the existence and timing of subscriber growth and the related cash generation thereof, and/or the ability to obtain the necessary capital to meet our obligations and fund our working capital requirements to maintain normal business operations. To meet future cash needs, the Company may determine to take additional actions, as noted in the Risk Factor appearing in our 2025 Form 10-K under the heading, "If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern." There can be no assurance that any such potential actions will be available or will be available on satisfactory terms. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management's plans and efforts to date, we have been unable to alleviate substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued.

Cash Flows

Changes in cash and cash equivalents are as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(3,752)	$(602)
Net cash used in investing activities	(11)	(4)
Net cash provided by financing activities	4,011	86
Net increase (decrease) in cash and cash equivalents	$248	$(520)

Operating activities

Net cash used in operating activities was $3.8 million for the three months ended March 31, 2026. The primary uses of operating cash were a net loss of $3.9 million less non-cash expenses totaling $2.2 million, including depreciation and amortization of $1.2 million, amortization of debt discount and financing issuance costs of $0.4 million, and stock compensation expense of $0.6 million, offset by an increase in accounts receivable of $1.1 million and a decrease in accounts payable and accrued liabilities of $0.8 million.

Net cash used in operating activities was $0.6 million for the three months ended March 31, 2025. The primary uses of operating cash were a net loss of $5.2 million less non-cash expenses totaling $2.5 million, driven by depreciation and amortization of $1.4 million and stock compensation expense of $1.1 million, and a decrease in accounts payable and accrued liabilities of $0.3 million, partially offset by a decrease in accounts receivable of $2.4 million.

Investing activities

Net cash used in investing activities was nominal for the three months ended March 31, 2026 and 2025, respectively.

Financing activities

Net cash provided by financing activities of $4.0 million for the three months ended March 31, 2026 was attributable to the cash proceeds to the Company of $1.0 million from the February 2026 loan transaction, and the March 2026 gross cash proceeds of $3.0 million from sale of secured convertible notes, and the timing of borrowings of $0.3 million less repayments of $0.3 million from short-term insurance premium financing arrangements.

Net cash provided by financing activities of $0.1 million for the three months ended March 31, 2025 was primarily attributable to the borrowings of $0.4 million less repayments of $0.3 million from short-term insurance premium financing arrangements.

Recent Accounting Guidance

See Note 2 of our Notes to the Consolidated Financial Statements for information regarding our recent accounting guidance.

Critical Accounting Estimates

Our discussion and analysis of results of operations, financial condition, and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in our business or new information as it becomes available. See Note 1 of our Notes to the Consolidated Financial Statements in our 2025 Form 10-K for information regarding our critical accounting estimates. There have been no material changes to the Company's critical accounting estimates since the 2025 Form 10-K.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of March 31, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information included in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 Form 10-K, and the factors identified at the beginning of Part I, Item 2 of this Report, under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which could materially affect our business, financial condition, cash flows, or results of operations. The risks described in the 2025 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently considers immaterial also may materially adversely affect its business, financial condition, and/or operating results. Other than as set forth below in this Item 1A, there have been no material changes to the risk factors included in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
				Maximum Number (or
				Approximate Dollar
			Total Number of Shares	Value) of Shares
			(or Units) Purchased	(or Units) that May
			as Part of Publicly	Yet Be Purchased
	Total Number of Shares	Average Price Paid	Announced Plans	Under the Plans
	(or Units) Purchased (1)	per Share (or Unit)	or Programs	or Programs
Period	(a)	(b)	(c)	(d)
January 1 - 31, 2026	35,073	$0.55	—	—
February 1 - 28, 2026	222,551	$0.56	—	—
March 1 - 31, 2026	22,548	$0.82	—	—
Total	280,172	$0.58

(1)

Shares of the Company's Common Stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All the shares were cancelled when they were acquired by the Company.

Item 5. Other Information

Trading Arrangements

During the fiscal quarter ended on  March 31, 2026, none of the Company’s directors or “officers”, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
4.1	Form of Warrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2026
4.2	Form of Warrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2026
10.1	Note Purchase Agreement dated February 3, 2026, between the Company and Smith, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 5, 2026
10.2	Form of Note, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 5, 2026
10.3	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 4, 2026
10.4	Form of Secured Convertible Note, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 4, 2026
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

SMITH MICRO SOFTWARE, INC.

May 1, 2026	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2026	By /s/	Bethany M. Braund
Bethany M. Braund
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)