Form 10-Q
period 2026-06-30
SMITH MICRO SOFTWARE, INC.
filed 2026-08-14
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of  August 12, 2026, there were 5,589,880 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,795	$1,494
Accounts receivable	2,617	1,817
Prepaid expenses and other current assets	1,388	1,218
Total current assets	6,800	4,529
Equipment and improvements, net	160	331
Right-of-use assets	2,312	1,119
Other assets	484	500
Intangible assets, net	16,137	18,492
Total assets	$25,893	$24,971
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,830	$1,937
Accrued payroll and benefits	1,463	1,488
Current operating lease liabilities	663	914
Other current liabilities	748	773
Notes payable, net of discount	—	1,007
Total current liabilities	4,704	6,119
Non-current liabilities:
Warrant liabilities	54	45
Convertible notes payable	1,996	—
Operating lease liabilities	1,805	417
Total non-current liabilities	3,855	462
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 5,589,880 and 5,159,618 shares issued and outstanding at 2026 and 2025, respectively	6	5
Additional paid-in capital	408,703	403,128
Accumulated comprehensive deficit	(391,375)	(384,743)
Total stockholders’ equity	17,334	18,390
Total liabilities and stockholders' equity	$25,893	$24,971

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$4,341	$4,420	$8,562	$9,041
Cost of revenues	811	1,171	1,723	2,429
Gross profit	3,530	3,249	6,839	6,612
Operating expenses:
Selling and marketing	1,234	1,665	2,710	3,309
Research and development	1,369	2,752	3,217	5,609
General and administrative	1,999	2,671	4,111	5,395
Depreciation and amortization	1,297	1,349	2,544	2,698
Gain on sale of ViewSpot, net	—	(1,287)	—	(1,287)
Goodwill impairment	—	11,052	—	11,052
Total operating expenses	5,899	18,202	12,582	26,776
Operating loss	(2,369)	(14,953)	(5,743)	(20,164)
Other (expense) income:
Change in fair value of warrant liabilities	(13)	(20)	(9)	103
Interest expense, net	(221)	(22)	(747)	(47)
Other expense, net	(46)	(67)	(47)	(131)
Loss before provision for income tax	(2,649)	(15,062)	(6,546)	(20,239)
Provision for income tax expense	—	—	—	1
Net loss	$(2,649)	$(15,062)	$(6,546)	$(20,240)
Deemed dividend	(86)	—	(86)	—
Net loss attributable to common stockholders	$(2,735)	$(15,062)	$(6,632)	$(20,240)

Net loss per share attributable to common stockholders – basic and diluted
Basic and diluted	$(0.52)	$(3.88)	$(1.28)	$(5.38)

Weighted average shares outstanding:
Basic and diluted	5,212	3,883	5,175	3,764

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, March 31, 2026 (unaudited)	5,122	$5	$406,977	$(388,640)	$18,342
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	2	—	2
Restricted stock grants, net of cancellations	—	—	169	—	169
Cancellation of shares for payment of withholding tax	(20)	—	(76)	—	(76)
Issuance of common stock and warrants in connection with common stock offering, net of issuance costs	487	1	1,545	—	1,546
Deemed dividend	—	—	86	(86)	—
Net loss	—	—	—	(2,649)	(2,649)
BALANCE, June 30, 2026 (unaudited)	5,589	$6	$408,703	$(391,375)	$17,334

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2025 (audited)	5,160	$5	$403,128	$(384,743)	$18,390
Non-cash compensation recognized on stock options and ESPP	—	—	3	—	3
Restricted stock grants, net of cancellations	18	—	754	—	754
Cancellation of shares for payment of withholding tax	(76)	—	(230)	—	(230)
Issuance of common stock and warrants in connection with common stock offering, net of issuance costs	487	1	1,545	—	1,546
Debt discount for warrants issued	—	—	3,417	—	3,417
Deemed dividend	—	—	86	(86)	—
Net loss	—	—	—	(6,546)	(6,546)
BALANCE, June 30, 2026 (unaudited)	5,589	$6	$408,703	$(391,375)	$17,334

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, March 31, 2025 (unaudited)	3,892	$4	$396,381	$(359,823)	$36,562
Non-cash compensation recognized on stock options and ESPP	—	—	5	—	5
Restricted stock grants, net of cancellations	25	—	1,090	—	1,090
Cancellation of shares for payment of withholding tax	(40)	—	(181)	—	(181)
Net loss	—	—	—	(15,062)	(15,062)
BALANCE, June 30, 2025 (unaudited)	3,877	$4	$397,295	$(374,885)	$22,414

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2024 (audited)	3,535	$4	$395,397	$(354,645)	$40,756
Non-cash compensation recognized on stock options and ESPP	—	—	11	—	11
Restricted stock grants, net of cancellations	398	—	2,171	—	2,171
Cancellation of shares for payment of withholding tax	(57)	—	(286)	—	(286)
ESPP shares issued	1	—	2	—	2
Net loss	—	—	—	(20,240)	(20,240)
BALANCE, June 30, 2025 (unaudited)	3,877	$4	$397,295	$(374,885)	$22,414

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30,
	2026	2025
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(6,546)	$(20,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,544	2,698
Goodwill impairment	—	11,052
Non-cash lease expense	(56)	110
Change in fair value of warrant liabilities	9	(103)
Amortization of debt discount and financing issuance costs	526	—
Provision for credit losses	—	103
Stock based compensation	757	2,183
Gain on sale of assets, net	6	—
Gain on sale of ViewSpot, net	—	(1,287)
Changes in operating accounts:
Accounts receivable	(800)	3,051
Prepaid expenses and other assets	(155)	(128)
Accounts payable, accrued, and other liabilities	(919)	(309)
Net cash used in operating activities	(4,634)	(2,870)
Investing activities:
Capital expenditures, net	(72)	(31)
Proceeds from sale of ViewSpot, net	—	987
Proceeds from sale of equipment, net	49	—
Net cash (used in) provided by investing activities	(23)	956
Financing activities:
Proceeds from Common Stock and Warrant Offering	1,546	—
Proceeds from convertible notes, notes payable and warrants offerings	4,000	—
Proceeds from financing arrangements	800	933
Repayments of financing arrangements	(388)	(428)
Other financing activities	—	2
Net cash provided by financing activities	5,958	507
Net increase (decrease) in cash and cash equivalents	1,301	(1,407)
Cash and cash equivalents, beginning of period	1,494	2,808
Cash and cash equivalents, end of period	$2,795	$1,401

Supplemental disclosure of non-cash financing activities:
Issuance of convertible notes in settlement and prepayment of notes payable	$1,889	—
Deemed Dividend	$86	—

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

On June 4, 2026, the Company effected a one-for-five (1:5) reverse stock split (the “Reverse Stock Split”) of its Common Stock, par value $0.001 per share (“Common Stock”). The Reverse Stock Split became effective at 11:59 p.m., Eastern Time on June 4, 2026, in accordance with a certificate of amendment to the Company’s Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 26, 2026. As a result of the Reverse Stock Split, every five (5) shares of the Company's Common Stock issued and outstanding or held as treasury stock immediately prior to the effective time was automatically combined and converted (without any further act) into one fully paid and non-assessable share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, any fractional share of Common Stock that would otherwise have been issued as a result of the Reverse Stock Split was rounded up to the nearest whole share of Common Stock.

The Reverse Stock Split reduced the aggregate number of outstanding shares of Common Stock from approximately 25.5 million shares to approximately 5.1 million shares. The number of authorized shares of the Company’s capital stock remain unchanged at 100,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise of stock options and the settlement of restricted stock awards and the number of shares authorize and reserved for issuance pursuant to the Company's equity incentive plans. Additionally, there were adjustments to the per share exercise price and the number of shares issuable upon exercise of warrants.

All share and per share amounts for Common Stock (including share amounts underlying convertible securities and the exercise and conversion prices of such convertible securities) in these consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split, including reclassifying an amount equal to the reduction in the number of shares of Common Stock at par value to additional paid-in capital.

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of  June 30, 2026, and the related consolidated statements of operations and stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.

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

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending  December 31, 2026.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to improve the decision-usefulness of expense information on public companies' income through disaggregation of relevant expense captions in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements and related disclosures.

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

3. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with preparing consolidated financial statements for the three and six months ended June 30, 2026, certain conditions in the Company's evaluation, considered in the aggregate, have raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued, which has not been alleviated. The evaluation considered the Company's financial condition, including its liquidity sources, funds necessary to maintain the Company's operations considering the current financial condition, obligations, and other expected cash flows, and negative financial trends of recurring operating losses and negative cash flows.

The Company has continuing operations and is generating revenues in the normal course, however the Company is dependent, to an extent, on the timing of subscriber and revenue growth for its products and the related cash generation from that growth and/or the ability to obtain the necessary capital to meet its obligations and fund its working capital requirements to maintain normal business operations. Management believes that the actions presently being taken to implement the Company's business plan to expand subscriber growth, to acquire new customers, and to expand its offerings to existing customers to generate increased revenues, and, if necessary, to raise additional capital, will support the Company's operations. As such the financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. The Company believes, based on its history of being able to complete debt and equity financings, that it would be able to raise additional funds as necessary, through public or private equity offerings, including by filing one or more registration statements, through debt financings, or from a combination of these funding sources. However, it may not be able to secure such incremental capital in a timely manner or on favorable terms, if at all. To preserve liquidity, the Company may also take one or more of the following additional actions:

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

As previously noted, the Company undertook the Reverse Stock Split, which became effective June 4, 2026 at 11:59 pm Eastern Time, to enable the Company to regain compliance with the Minimum Bid Price Requirement. On June 23, 2026, the Company received written notification from Nasdaq indicating that the Company has regained compliance with the Minimum Bid Price Requirement and the matter is now closed.

July 2025 Registered Direct Offering and Private Placement

On July 18, 2025, the Company announced the closing of a registered direct offering of 0.3 million shares of Common Stock for $4.65 per share and concurrent private placement of unregistered warrants to purchase an equal number of shares of the Company's Common Stock with certain institutional and accredited investors, which resulted in gross proceeds to the Company of approximately $1.5 million, prior to offering fees and transaction expenses. The registered offering and concurrent private placement were approved by the Company's Board of Directors and a special Pricing Committee thereof. The warrants issued to the investors in the concurrent private placement had an initial exercise price of $6.00 per share, were immediately exercisable, expire five years after issuance, and contain a “full-ratchet” anti-dilution adjustment, such that the exercise price will be adjusted if the Company issues shares of Common Stock (or Common Stock equivalents) at a price below the exercise price of the warrant. The number of shares issuable upon exercise of such shares will then be proportionately adjusted. Additionally, in the event of a reverse stock split, the exercise price of each warrant is subject to adjustment (along with a proportionate adjustment in the number of shares) if the market price of the Common Stock is less than the exercise price of the Common Warrant (after giving effect to the split) during a period before and after the effective date of the reverse split. In accordance with such terms, the exercise price and number of shares issuable under the July 2025 warrants have since been adjusted and the current exercise price of such warrants is $3.35.

The net cash proceeds to the Company from the offering, after deducting offering related expenses was $1.0 million. All warrants associated with the transaction were assessed and recorded as equity instruments.

November 2025 Registered Direct Offering and Private Placement Transaction

Securities Purchase Agreement- Registered Direct Offering:

On November 5, 2025, the Company entered into a securities purchase agreement relating to the registered direct offering and sale of an aggregate of 0.3 million shares of the Company’s Common Stock for $3.35 per share along with unregistered common warrants to purchase up to an aggregate of 0.3 million shares of Common Stock in a concurrent private placement. Each unregistered common warrant has an exercise price of $3.35 per share, became exercisable six months following their original issuance and expire five years from the initial exercise date.

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

Securities Purchase Agreement- Private Placement Transaction:

On November 5, 2025, the Company separately entered into a second securities purchase agreement with a trust, for which the Company’s Executive Chairman (who was then serving as the Company’s Chairman, President and  Chief Executive Officer) serves as co-trustee, relating to a private placement transaction and sale of 0.4 million unregistered shares of the Company’s Common Stock at an offering price of $3.35 per share and unregistered warrants to purchase up to an aggregate of 0.4 million shares of Common Stock. Each of these unregistered private placement common warrants has an exercise price of $3.35 per share, became exercisable following receipt of stockholder approval of the same and expire five years from the initial exercise date. The gross proceeds to the Company from the completed Private Placement was approximately $1.5 million, before deducting offering expenses payable by the Company.

The closing of the November 2025 registered direct offering and private placement transaction occurred on or about November 6, 2025.

On December 4, 2025 the Company filed a registration statement with the SEC registering for resale the shares issued in the November 2025 private placement transaction and the shares issuable upon exercise of the warrants issued in connection with the November 2025 registered direct offering and private placement transaction, which became effective on December 12, 2025.

Pursuant to the Placement Agency Agreement, the Company paid the Placement Agent a cash fee equivalent to 6.0% of the gross proceeds raised in the November 2025 registered direct offering, excluding amounts invested by certain individuals or entities mutually agreed upon by the Company and the Placement Agent. The Company also reimbursed the Placement Agent's expenses of up to $125,000, upon the closing of the November 2025 registered direct offering.

June 2026 Warrant Inducement Transaction

On June 11, 2026, the Company entered into inducement letter agreements (collectively, the “Inducement Letter Agreements”) with certain holders (the “Holders”) of existing warrants to purchase an aggregate of 0.5 million shares of the Company’s Common Stock, which were originally issued in October 2024.

Pursuant to the Inducement Letter Agreements, the Holders exercised the October 2024 warrants for cash at a reduced exercise price of $3.35 per share (from $5.20 per share) in consideration for the issuance of new unregistered Common Stock warrants to purchase up to an aggregate of 0.5 million shares of Common Stock at an exercise price of $3.80 per share in transactions exempt from registration as not involving a public offering under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder (the “Inducement Transaction”). Such new warrants were immediately exercisable upon issuance, have a term of five (5) years from the issuance date, and were recorded as equity instruments. The reduction in exercise price of the October 2024 warrants was treated as a modification of previously issued equity-classified warrants and was accounted for as an incremental cost directly attributable to the new equity offering.

The Company filed a registration statement on Form S-1 to register for resale the Warrant Shares issuable upon the exercise of the Warrants (the “Resale Registration Statement”), which became effective on July 22, 2026.

The aggregate gross proceeds to the Company from the exercise of the October 2024 warrants were approximately $1.6 million, before deducting offering expenses payable by the Company. The closing of the Inducement Transaction occurred on June 15, 2026.

Warrants

The Company’s outstanding Common Stock purchase warrants are a combination of equity and liability classified.  As of  June 30, 2026 and  December 31, 2025, the Company had 5,582,635 and 3,375,313 warrants outstanding, each having the right to purchase one share of the Company’s Common Stock at a weighted average exercise prices of $4.78 and $5.92, respectively, and expire at various dates through September 2031.

5. Debt and Warrants Transactions

Note Purchase Agreements

September 11, 2025 Note Purchase Agreements

Effective September 11, 2025, the Company entered into note purchase agreements (the  “September 11, 2025 Note Agreements”) with the Smith Living Trust, for which William W. Smith, Jr., who at that time was the Company's the Chairman, President and Chief Executive officer, and currently serves as the Company’s Executive Chairman, and his wife, Dieva L. Smith, serve as co-trustees (“Smith”) and with Timothy C. Huffmyer, who, at that time was the Company's Chief Operating Officer, Chief Financial Officer, and Treasurer and is currently the Company’s President and Chief Executive Officer (“Huffmyer”). Pursuant to the September 11, 2025 Note Agreements, Smith agreed to loan to the Company an amount not to exceed approximately $0.7 million and Huffmyer agreed to loan to the Company an amount not to exceed $0.1 million, in each case in return for one or more secured promissory notes (the “September 11, 2025 Notes”) and accompanying unregistered common stock purchase warrants. The September 11, 2025 Notes are secured by the Company’s accounts receivable and certain other assets, bear interest at a rate of 15.0% per annum, and were due on or before March 31, 2026, unless otherwise mutually agreed to by the parties. The transactions were approved by an independent committee of the Company’s Board of Directors and the Company’s Audit Committee.

Each September 11, 2025 Note was accompanied by the issuance by the Company of an unregistered warrant (each, “September 11, 2025 Warrant”) to purchase up to a number of shares of the Company’s Common Stock equal to the principal amount of such September 11, 2025 Note divided by the Market Price (as defined under Nasdaq regulations) of the Company’s Common Stock on the date of issuance of the note (the “September 11, 2025 Warrant Shares”). The Company received an amount equal to $0.625 per September 11, 2025 Warrant Share for each September 11, 2025 Warrant issued. Each September 11, 2025 Warrant became exercisable six (6) months following its original issuance, expires five years from the initial exercise date and had an initial exercise price equal to $3.65. The September 11, 2025 Warrants contain provisions for a “full-ratchet” anti-dilution adjustment, such that the exercise price will be adjusted if the Company issues Common Stock (or Common Stock equivalents) at a price below the exercise price of the Warrants. The number of shares issuable upon exercise of the September 11, 2025 Warrants will then be proportionately adjusted. Additionally, in the event of a reverse stock split, the exercise price of each September 11, 2025 Warrant is subject to adjustment (along with a proportionate adjustment in the number of shares) if the market price of the Common Stock is less than the exercise price of the September 11, 2025 Warrants (after giving effect to the split) during a period before and after the effective date of the reverse split. In accordance with such terms, the exercise price and number of shares issuable under the September 11, 2025 warrants have since been adjusted and the current exercise price of such warrants is $3.35.

The Company and Smith completed an initial closing of the transactions contemplated by the September 11, 2025 Note Agreements on September 11, 2025, and subsequent closings with each of Smith and Huffmyer on September 17, 2025. The gross proceeds to the Company from the closings with Smith totals approximately $0.8 million (comprised of approximately $0.7 million as a loan and approximately $0.1 million for the purchase of the accompanying September 11, 2025 Warrants) and the gross proceeds to the Company from the closing with Huffmyer totals approximately $0.1 million (comprised of approximately $85 thousand as a loan and approximately $15 thousand for the purchase of the accompanying September 11, 2025 Warrants), in each case, before deducting transaction expenses payable by the Company. Pursuant to the September 11, 2025 Note Agreements, the Company has filed a registration statement with the SEC registering the September 11, 2025 Warrant Shares for resale, which registration statement was declared effective on December 12, 2025.

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

Each September 29, 2025 Note was accompanied by the issuance of a warrant to purchase up to a number of shares of the Company’s Common Stock equal to the principal amount of such Note divided by the Market Price (as defined under Nasdaq regulations) of the Company’s Common Stock on the date of issuance (the “September 29, 2025 Warrant Shares”). Each September 29, 2025 Warrant became exercisable six (6) months following its original issuance, expires five years from the initial exercise date, and had an initial exercise price equal to $3.65 or $3.70. The September 29, 2025 Warrants contain provisions for a “full-ratchet” anti-dilution adjustment. In accordance with such terms, the exercise price and number of shares issuable under the September 29, 2025 warrants have since been adjusted and the current exercise price of such warrants is $3.35. Pursuant to the September 29, 2025 Note Agreement, the Company filed a registration statement with the SEC registering the September 29, 2025 Warrant Shares for resale, which registration statement was declared effective December 12, 2025.

The Company received total cash proceeds from the  September 11, 2025 Note Purchase Agreements and the September 29, 2025 Note Purchase Agreement of approximately $1.2 million in 2025. Furthermore, the proceeds were allocated to the notes and their 0.3 million equity-classified warrants on a relative fair value basis, resulting in a debt discount of approximately $0.4 million which is being amortized over the term of the agreements using the effective interest method. This resulted in an immaterial amount of amortization expense in 2025. The valuation of the equity-classified warrants was based on a Black-Scholes model at inception. The following assumptions were utilized in the Black Scholes option pricing model in 2025: common stock market price of $3.60 to $3.65, risk-free interest rate of 3.6% - 3.7%, expected volatility of 88.67% - 89.81%, and expected term of 5.5 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants.

February 3, 2026 Note Purchase Agreement

On February 3, 2026, the Company entered into a Note Purchase Agreement (the  “February Note Agreement”) with the Smith Living Trust. Pursuant to the February Note Agreement, Smith agreed to loan funds to the Company in return for one or more secured promissory notes (in each case, a “February Note”) and accompanying unregistered common stock purchase warrants (in each case, a “February Warrant”). The February Note Agreement provides that each February Note will be secured by the Company’s accounts receivable and certain other assets, will bear interest at a rate of 15.0% per annum, and were due on or before March 31, 2026 (the “Maturity Date”), unless otherwise mutually agreed by the parties. Pursuant to the February Note Agreement, each February Note was accompanied by the issuance of a February Warrant to purchase shares of the Company’s Common Stock, exercisable beginning six months following its original issuance, with expiration five years from the initial exercise date and an exercise price of $3.40 per share. The transaction closed February 3, 2026, and was approved by the Company’s Board of Directors and Audit Committee.

The gross proceeds to the Company from the closing totals approximately $1,000,000 (comprised of approximately $814,979 as a loan and approximately $185,021 for the purchase of the accompanying Warrant). Furthermore, the proceeds were allocated to the notes and their 0.3 million equity-classified warrants on a relative fair value basis, resulting in a debt discount of approximately $0.4 million which is being amortized over the term of the agreement using the effective interest method. The valuation of the equity-classified warrants was based on a Black-Scholes model at inception. The following assumptions were utilized in the Black Scholes option pricing model at inception: common stock market price of $2.70, risk-free interest rate of 3.8%, expected volatility of 89%, and expected term of 5.5 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants.

March 4, 2026 Securities Purchase Agreement

On March 4, 2026, the Company entered into a Securities Purchase Agreement for the sale of Secured Convertible Notes (the “2026 Convertible Notes”) with an aggregate original principal amount of $4.9 million and an initial conversion price of $3.40 per share, subject to adjustment, and warrants to acquire up to an aggregate amount of approximately 1.9 million additional shares of the Company's common stock, which are exercisable beginning six months following its original issuance, will expire five years from the initial exercise date and have an exercise price equal to $3.40. The Smith Living Trust and Timothy C. Huffmyer were among the buyers in the offering, in addition to certain other noteholders from the September 29, 2025 Note Purchase Agreement. The Company agreed to use the proceeds of the offering to repay in full the principal and interest outstanding under those certain Notes due on March 31, 2026 in the aggregate amount of up to $2.2 million plus any additional interest amounts that may have accrued in connection with the extension of the maturity date under the existing notes and for general corporate purposes. The 2026 Convertible Notes mature on March 31, 2029; however, this date may be extended at the option of the holder.

The 2026 Convertible Notes accrue interest at the rate of 8.0% per annum. Upon the occurrence and during the continuance of an Event of Default (as defined in the 2026 Convertible Notes), the 2026 Convertible Notes will accrue interest at the rate of 12.0% per annum. The Convertible Notes are payable in equal monthly installments of approximately $7,000 per each $1,000,000 of principal outstanding, and are effectively interest only, beginning on May 1, 2026 and ending on the Maturity Date, at which time any unconverted or unpaid principal amounts would be due. Installment amounts shall be applied first to accrued interest under the Convertible Notes, with any amounts in excess of accrued interest being applied to outstanding principal. The Company will not be required to pay any installment amount to the extent such amount is less than one thousand dollars ($1,000). In such event, the Company may defer payment to the holder until the next applicable installment date, provided that (i) at such time the accrued installment amount due on such date is at least one thousand dollars ($1,000) and (ii) principal remains outstanding for the purposes of accruing interest. The Company will be permitted to prepay the outstanding principal and accrued or unpaid interest upon not less than thirty (30) days prior written notice to the holder. At any time after the sixth month anniversary of the issuance of the 2026 Convertible Notes, each 2026 Convertible Note will be convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price equal to $3.40, which is subject to standard adjustments.

The offering was approved by the Company’s Board of Directors and Audit Committee and closed on March 6, 2026, and March 10, 2026. The aggregate gross proceeds from the offering were $4.9 million, of which $1.9 million was utilized to repay in full the principal and interest outstanding under certain notes due on March 31, 2026, which then cancelled the notes. The remaining $0.2 million of certain notes due on March 31, 2026 were subsequently repaid in cash.  In connection with the transactions with Smith and Huffmyer, as well as other warrant holders who followed the same terms in this related-party led transaction, the Company did not recognize any gain or loss in connection with the extinguishment of such amounts, as the transactions were viewed as contributions to equity totaling $0.5 million.

The relative fair value allocated to the 1.9 million equity-classified warrants resulted in a debt discount of approximately $2.5 million which is being amortized over the term of the agreements using the effective interest method at a rate of 36.8%. The valuation of the equity-classified warrants was based on a Black-Scholes model at inception. The following assumptions were utilized in the Black-Scholes option pricing model at inception: common stock market price of $2.40 to $2.70, risk-free interest rate of 3.7%, expected volatility of 90%, and expected term of 5.5 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants.

As of June 30, 2026, the remaining unamortized debt discount was $2.9 million. In the three and six months ended June 30, 2026, total interest expense for these notes was $0.2 million and $0.8 million, respectively, inclusive of approximately $0.1 million and $0.5 million, respectively of amortization of debt discount with the remainder related to contractual interest.

Deemed Dividends

In connection with the issuance of the September 11, 2025 Warrants with an initial exercise price of $3.65, pursuant to the full-ratchet anti-dilution provisions of the July 2025 Warrants, the exercise price of each of the July 2025 Warrants was at that time adjusted from $6.00 to $3.65 and the aggregate number of warrant shares underlying the July 2025 Warrants increased from 0.3 million to 0.5 million.  As a result, the Company recorded a deemed dividend of $0.6 million and an increase in net loss attributable to common stockholders in the Basic EPS calculation. In accordance with U.S. GAAP, the incremental fair value of the warrants resulting from the decrease in the exercise price and the increase in the number of warrant shares was measured using Black-Scholes valuation models at the time of the event. The following assumptions were utilized in the Black-Scholes option pricing model: common stock market price of $3.65, risk-free interest rate of 3.6%, expected volatility of 90.7%, and expected term of 4.85 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation.

Further, in connection with the November 5, 2025 issuance of Common Stock at $3.35 and Warrants with an exercise price of $3.35, the exercise price of each of the July 2025 Warrants was further adjusted from $3.65 to $3.35 and the aggregate number of warrant shares underlying the July 2025 Warrants increased from 0.5 million to 0.6 million. As a result, the Company recorded a deemed dividend of $0.1 million and an increase in net loss attributable to common stockholders in the Basic EPS calculation. In accordance with U.S. GAAP, the incremental fair value of the warrants resulting from the decrease in the exercise price and the increase in the number of warrant shares was measured using Black-Scholes valuation models at the time of the event. The following assumptions were utilized in the Black-Scholes option pricing model: common stock market price of $3.30, risk-free interest rate of 3.8%, expected volatility of 94%, and expected term of 4.70 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants.

The warrants issued pursuant to the September 11, 2025 Note Purchase Agreements and the September 29, 2025 Note Purchase Agreement were also subject to the same provisions, however, no adjustment to the exercise price (or proportional adjustment to the number of shares) was made until the Company received approval from the Company’s stockholders in accordance with Nasdaq Listing Rule 5635, which occurred at the May 26, 2026 Annual Meeting, As a result of the November 5, 2025 issuance of Common Stock at $3.35 and Warrants with an exercise price of $3.35, the exercise price of each of the September 11, 2025 Warrants and the September 29, 2025 Warrants were further adjusted from initial exercise price of either $3.65 or $3.70 per share to $3.35 and the aggregate number of warrant shares underlying the September 11, 2025 Warrants and the September 29, 2025 Warrants increased from 0.3 million to 0.4 million. Accordingly, the Company recorded a deemed dividend of $0.1 million and an increase in net loss attributable to common stockholders in the Basic EPS calculation. In accordance with U.S. GAAP, the incremental fair value of the warrants resulting from the decrease in the exercise price and the increase in the number of warrant shares was measured using Black-Scholes valuation models at the time of the event. The following assumptions were utilized in the Black-Scholes option pricing model: common stock market price of $3.96, risk-free interest rate of 4.2%, expected volatility of 94%, and expected term of 4.85 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants.

Warrant Liabilities

On August 11, 2022, the Company issued warrants (the "Notes Warrants") to purchase Common Stock in conjunction with a senior secured convertible notes (the "Notes") and warrants offering (the "Notes and Warrants Offering"), at an initial fair value of $3.8 million. The Notes sold by the Company in the Notes and Warrants Offering were subsequently retired upon maturity at December 31, 2023. The exercise price of and number of shares underlying the Notes Warrants were immediately proportionately adjusted pursuant to the April 2024 Reverse Stock Split to $26.80 and 0.3 million shares, respectively, and on May 2, 2024, the exercise price for each of the Notes Warrants was further adjusted to $2.06 in accordance with their terms. Pursuant to the June 4, 2026 Reverse Stock Split, the number of shares underlying the Notes Warrants were immediately proportionately adjusted to 56 thousand shares and the exercise price for each of the Notes Warrants was further adjusted to $2.81 in accordance with their terms.

The Company issued additional warrants (the "Additional Warrants") to purchase Common Stock on August 12, 2022 in conjunction with a registered direct offering for the sale of shares of the Company's Common Stock and the Additional Warrants. The Additional Warrants do not reprice further beyond the immediate proportionate adjustments to the per share exercise price and number of shares issuable of $21.20 and 0.1 million shares, respectively, that occurred upon and as a result of the April 2024 Reverse Stock Split.  Pursuant to the June 4, 2026 Reverse Stock Split, the exercise price of and number of shares underlying the Additional Warrants were immediately proportionately adjusted pursuant to $106.00 and 28 thousand shares, respectively

All changes in the fair value of the Notes Warrants and Additional Warrants liabilities are recognized in the Company's consolidated statements of operations until they are either exercised or expire. Since their issuance, none of the Notes Warrants or Additional Warrants have been exercised. The Notes Warrants and Additional Warrants are not traded in an active securities market and, as such, the estimated fair value is determined by using a Black-Scholes option pricing model which considers the likelihood of repricing adjustments and utilizes assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the Notes Warrants and Additional Warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants. Below are the specific assumptions utilized (unaudited, except for  December 31, 2025):

Notes Warrants	June 30, 2026	December 31, 2025
Common stock market price	$2.68	$2.70
Risk-free interest rate	3.9%	3.5%
Expected dividend yield	—	—
Expected term (in years)	1.12	1.61
Expected volatility	88.2%	119.9%

Additional Warrants	June 30, 2026	December 31, 2025
Common stock market price	$2.68	$2.70
Risk-free interest rate	4.0%	3.5%
Expected dividend yield	—	—
Expected term (in years)	1.62	2.12
Expected volatility	101.2%	116.0%

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

The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at  June 30, 2026 and  December 31, 2025 (unaudited except for  December 31, 2025, in thousands):

Level 3	June 30, 2026	December 31, 2025
Notes Warrants	$54	$41
Additional Warrants	—	4
Total	$54	$45

The following tables present the changes in the fair value (unaudited, except for  December 31, 2025, in thousands):

	Notes	Additional
	Warrants	Warrants	Total
Measurement at December 31, 2025	$41	$4	$45
Change in fair value	(4)	—	(4)
Measurement at March 31, 2026	$37	$4	$41
Change in fair value	17	(4)	13
Measurement at June 30, 2026	$54	$—	$54

	Notes	Additional
	Warrants	Warrants	Total
Measurement at December 31, 2024	$197	$27	$224
Change in fair value	(107)	(16)	(123)
Measurement at March 31, 2025	$90	$11	$101
Change in fair value	17	3	20
Measurement at June 30, 2025	$107	$14	$121

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

The components of the Company’s intangible assets were as follows for the periods presented (unaudited, except for  December 31, 2025, in thousands, except for useful life data):

	June 30, 2026
	Weighted
	Average
	Remaining	Gross
	Useful Life	Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Book Value
Purchased technology	2	$11,076	$(8,578)	$2,498
Customer relationships	7	24,573	(12,324)	12,249
Customer contracts	0	7,000	(6,947)	53
Software license	2	5,419	(4,146)	1,273
Patents	1	600	(536)	64
Total		$48,668	$(32,531)	$16,137

	December 31, 2025
	Weighted
	Average
	Remaining	Gross
	Useful Life	Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Book Value
Purchased technology	3	$11,076	$(7,945)	$3,131
Customer relationships	9	24,573	(11,000)	13,573
Customer contracts	0	7,000	(6,895)	105
Software license	4	5,419	(3,843)	1,576
Patents	2	600	(493)	107
Total		$48,668	$(30,176)	$18,492

The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period remaining of approximately six years as of  June 30, 2026 and seven years as of  December 31, 2025. During the three months ended  June 30, 2026 and 2025, intangible asset amortization expense was $1.2 million and $1.3 million, respectively. During the six months ended June 30, 2026 and 2025, intangible asset amortization expense was $2.4 million and $2.6 million, respectively.

As of   June 30, 2026, estimated amortization expense for the remainder of 2026 and thereafter was as follows (unaudited, in thousands):

Amortization
Year Ending December 31,	Expense
2026	$2,354
2027	3,834
2028	2,790
2029	2,095
2030 and thereafter	5,064
Total	$16,137

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

The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net Loss	$(2,649)	$(15,062)	$(6,546)	$(20,240)
Deemed Dividend	(86)	—	(86)	—
Net loss attributable to common stockholders	$(2,735)	$(15,062)	$(6,632)	$(20,240)

Denominator:
Weighted average shares outstanding – basic	5,212	3,883	5,175	3,764
Potential common shares – options / warrants (treasury stock method)	—	—	—	—
Weighted average shares outstanding – diluted	5,212	3,883	5,175	3,764
Shares excluded (anti-dilutive)	6,622	1,683	5,265	1,682

Net loss attributable to common stockholders per share – basic and diluted
Basic	$(0.52)	$(3.88)	$(1.28)	$(5.38)
Diluted	$(0.52)	$(3.88)	$(1.28)	$(5.38)

The following weighted average shares were excluded from the computation of diluted net loss per share attributable to common stockholders as the impact of including those shares would be anti-dilutive (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Convertible notes as if converted	1,438	—	892	—
Outstanding stock options	8	6	7	5
Outstanding warrants	5,176	1,677	4,366	1,677
Total anti-dilutive shares	6,622	1,683	5,265	1,682

9. Stock-Based Compensation

Stock Plans

On June 18, 2024, the Company's stockholders approved the Company's Amended and Restated Omnibus Equity Incentive Plan (as amended through the date hereof, the "OEIP") which amended and restated (and renamed) the Company's 2015 Omnibus Equity Incentive Plan (as previously amended, the "2015 Plan") and increased the number of shares reserved thereunder by 0.6 million shares. On May 26, 2026, the Company's stockholders approved an additional increase of 0.6 million shares to the OEIP. As of  June 30, 2026, there were approximately 0.9 million shares available for future grants under the Company’s OEIP. References to the OEIP herein include the 2015 Plan prior to its amendment and restatement. The maximum number of shares available for issuance over the term of the OEIP may not exceed 2.1 million shares.

During the six months ended June 30, 2026, the Company granted 40 thousand shares of restricted stock and 2,500 stock options under the OEIP.

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

Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP are recorded in the consolidated financial statements as follows (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing	$56	$263	$288	$498
Research and development	34	204	115	418
General and administrative	81	629	354	1,267
Total non-cash stock compensation expense	$171	$1,096	$757	$2,183

As of  June 30, 2026, there was approximately $1.0 million in unrecognized compensation costs related to unvested stock options and restricted stock awards granted under the OEIP.

Stock Options

For the six months ended June 30, 2026, there were 2,500 stock option awards granted. A summary of the Company’s stock options outstanding under the OEIP as of  June 30, 2026 and related activity during 2026 is as follows (unaudited, except weighted average exercise price and weighted average remaining contractual life):

			Wtd. Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Life (Yrs)	Value
Outstanding as of December 31, 2025	6,082	$29.80	8.4	$—
Granted	2,500	3.45	—	$—
Expired	(237)	115.50	—	$—
Outstanding as of June 30, 2026	8,345	$19.50	8.4	$—
Vested and expected to vest at June 30, 2026	8,345	$19.50	8.4	$—
Exercisable as of June 30, 2026	5,845	$26.30	8.4	$—

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the OEIP for the six months ended June 30, 2026 and the activity during the period therein are as follows (unaudited, except weighted average grant date fair value):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2025	298,325	$7.35
Granted	40,543	3.45
Vested	(217,964)	6.07
Canceled and forfeited	(22,501)	5.57
Unvested at June 30, 2026	98,403	$8.98

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

The Company also provides consulting services in connection with its development of customer-specified functionality that is generally not on its software development roadmap. The Company generally recognizes revenue from these consulting services upon delivery and acceptance by the customer of the related software enhancements and upgrades. In certain situations, the Company provides professional services related to consultative and collaborative design, deployment planning, integration, and customization of applications. For these professional services, the Company recognizes revenue over the period in which the services are provided when the customer simultaneously receives and consumes the benefits of the services as they are performed. For certain customers, the Company provides maintenance and technology support services for which the customer either pays upfront or as the Company provides the services. When the customer pays upfront, the Company records the payments as contract liabilities and recognizes revenue as the Company’s performance obligations are satisfied.

The Company also provided consulting services to configure new devices or ad hoc targeted promotional content for its customers utilizing the ViewSpot platform upon request from these customers. These requests were driven by these customers’ marketing initiatives and tended to be short-term “bursts” of activity. The Company recognized these revenues upon delivery of the configured promotional content to the cloud platform or upon certification of the new device. The Company divested its ViewSpot product line on June 3, 2025.

Disaggregation of Revenues

Revenues on a disaggregated basis are as follows (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
License and service fees (Over time)	$821	$795	1,644	$1,590
Hosted environment usage fees (Over time)	826	777	1,626	1,511
Cloud based usage fees (Over time)	2,569	2,835	5,167	5,921
Consulting services and other (Point in time)	125	13	125	19
Total revenues	$4,341	$4,420	$8,562	$9,041

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$4,341	$4,420	$8,562	$9,041
Less:
Adjusted cost of revenues¹	811	1,171	1,723	2,428
Adjusted selling and marketing²	1,178	1,402	2,340	2,811
Adjusted research and development²	1,335	2,548	3,102	5,191
Adjusted general and administrative²	1,834	1,964	3,628	4,050
Adjusted operating loss	(817)	(2,665)	(2,231)	(5,439)
Other segment expenses³	(84)	(78)	(211)	(79)
Stock-based compensation expense	(171)	(1,096)	(757)	(2,183)
Depreciation	(120)	(73)	(189)	(146)
Amortization	(1,177)	(1,276)	(2,355)	(2,552)
Goodwill impairment	—	(11,052)	—	(11,052)
Proceeds from sale of ViewSpot, net	—	1,287	—	1,287
Total other (expenses) income, net	(280)	(109)	(803)	(75)
Loss before provision for income taxes	(2,649)	(15,062)	(6,546)	(20,239)
Provision for income tax expense	—	—	—	1
Net loss	$(2,649)	$(15,062)	$(6,546)	$(20,240)
Deemed dividend	(86)	—	(86)	—
Net loss attributable to common stockholders	$(2,735)	$(15,062)	$(6,632)	$(20,240)

1 Adjusted amounts exclude depreciation expense.

2 Adjusted amounts exclude stock-based compensation expense and other adjustments as further described in footnote 3 to this table.

3 Other segment expenses include personnel severance and reorganization activities and costs associated with the shareholder-approved reverse stock split, and other corporate non-recurring activities.

The following table presents the disaggregation of Wireless revenues by product line (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Family Safety	$3,515	$3,626	$6,936	$7,414
CommSuite	826	777	1,626	1,511
ViewSpot	—	17	—	116
Total Wireless revenues	$4,341	$4,420	$8,562	$9,041

Customer Concentration Information

The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable, for the three and six months ended June 30, 2026 and 2025.

During the three months ended  June 30, 2026, three customers made up 56%, 21% and 19% of revenues. For the three months ended  June 30, 2025, three customers made up 62%, 21% and 18% of revenues.

As of  June 30, 2026, three customers accounted for 48%, 32% and 12% of accounts receivable. As of  June 30, 2025, two customers accounted for 39% and 33% of accounts receivable.

Geographical Information

During the three and six months ended June 30, 2026 and 2025, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa ("EMEA"). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Americas	$4,314	$4,407	$8,510	$9,022
EMEA	27	13	52	19
Total revenues	$4,341	$4,420	$8,562	$9,041

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

Operating lease costs were $0.3 million and $0.4 million for each of the three months ended  June 30, 2026 and 2025, respectively. Operating lease costs were $0.7 million and $0.8 million for each of the six months ended  June 30, 2026 and 2025, respectively.  Cash payments for lease liabilities were $0.3 million for the three months ended  June 30, 2026 and 2025, respectively.  Cash payments for lease liabilities were $0.7 million for the six months ended   June 30, 2026 and 2025, respectively.

There were noncash right-of-use asset transactions for the six months ended June 30, 2026. The Company executed lease renewals which were accounted for as modifications and recognized noncash increases for the right-of-use assets obtained in exchange for new operating lease liabilities of approximately $1.8 million during the six months ended June 30, 2026.

The maturity of operating lease liabilities is presented in the following table (unaudited, in thousands):

As of June 30, 2026
2026	$448
2027	835
2028	533
2029	484
2030 and thereafter	710
Total lease payments	3,010
Less imputed interest	542
Present value of lease liabilities	$2,468

Additional information relating to the Company’s operating leases follows (unaudited):

	As of June 30, 2026	As of December 31, 2025
Weighted average remaining lease term (years)	4.2	1.4
Weighted average discount rate	9.9%	8.2%

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

In assessing whether a valuation allowance is required, significant weight is to be given to evidence that can be objectively verified. A significant factor in the Company’s assessment is that the Company has been in a three-year historical cumulative loss as of the end of fiscal 2025. In addition, the Company was also in a loss for the year ended December 31, 2023 as well as for the year ended December 31, 2024. These facts, combined with uncertain near-term market and economic conditions, reduced the Company’s ability to rely on projections of future taxable income in assessing the realizability of its deferred tax assets.

After a review of the four sources of taxable income as of  June 30, 2026, and after consideration of the Company’s cumulative loss position as of  December 31, 2025, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $70.2 million as of  June 30, 2026.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently there are no audits in process or pending from Federal or state tax authorities. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of   June 30, 2026, a current estimate of the range of changes that may occur within 2026 cannot be made due to the uncertainty regarding the timing of these events.

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

•	rapid technological evolution and resulting changes in demand for our products from our key customers and their end users;
•	intense competition in our industry and the core vertical markets in which we operate, and our ability to successfully compete;
•	the risks inherent with international operations;

Legal and Regulatory Risks

•	the risk of being delisted from Nasdaq if we in the future fail to meet any of its applicable listing requirements;
•	the impact of evolving information security and data privacy laws on our business and industry;
•	the impact of governmental regulations on our business and industry;
•	our ability to protect our intellectual property and our ability to operate our business without infringing on the rights of others;

Risk Related to our Convertible notes

•	the terms and repayment obligations under our indebtedness may restrict our ability to obtain additional financing;
•	the conversion of the Convertible Notes and exercise of accompanying warrants will have a dilutive effect;
•	the Convertible Notes are secured, and default on the Convertible Notes could cause the note holders to foreclose on our assets;
•	the Convertible Note holders have additional rights upon an event of default that could harm our financial condition or require us to curtail or cease operations;

Other General Risks

•	negotiation of new or amended agreements may result in longer sales and launch cycles than expected, which could impact our financial position;
•	our ability to assimilate acquisitions without diverting management attention and impacting current operations;
•	failure to realize the expected benefits of prior acquisitions;
•	the availability of third-party intellectual property and licenses needed for our operations on commercially reasonable terms, or at all;
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

In the second quarter of 2026, our revenues decreased by 2% to $4.3 million compared to the second quarter of 2025, primarily driven by a $0.1 million decrease in our Family Safety product line partially offset with an increase in CommSuite revenues of $26 thousand.  As a result of the decrease in cost of revenues, our gross profit during the second quarter of 2026 was $3.5 million, representing an increase of $0.3 million as compared to the second quarter of the prior year. Our operating expenses decreased during the second quarter of 2026 compared to the second quarter of 2025 by approximately $12.3 million. Excluding the second quarter 2025 write-off of goodwill impairment of $11.1 million and the gain on sale of ViewSpot of $1.3 million, second quarter 2026 operating expenses quarter over quarter decreased by $2.5 million. This reduction was a result of cost optimization activities in 2026 and 2025, in sales and marketing, research and development, and general and administrative expenses, inclusive of personnel and organizational cost reduction activities as well as lower stock compensation costs. The net loss attributable to common stockholders for the second quarter of 2026 was $2.7 million, resulting in a net loss of $0.52 per basic and diluted share.

We believe we are strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers, as we currently provide white-label Family Safety applications to two Tier 1 wireless carriers operating in the United States. Further, we have a SafePath-based kids plan solution launched with a Tier 1 carrier in Europe.  In addition, with the recent expansion of our SafePath product line, through SafePath OS with SafePath OS for Kids Phone and SafePath OS for Senior Phone, SafePath Connect, a partner-supported direct to consumer family safety offering, and our SafePath SDKs and APIs as new deployment options, we believe that we are well-positioned to grow our Family Safety revenues more broadly with these Tier 1 carriers as well as with other operators and partners.  We believe that we have an opportunity to increase the respective subscriber bases, and in turn, grow revenues.

In the first quarter of 2026 we received approximately $1.0 million in gross cash proceeds from the sale of a secured note and accompanying unregistered common stock purchase warrants, and additional gross proceeds of $4.9 million from the sale of secured convertible notes and warrants to acquire up to an aggregate amount of approximately 1.9 million additional shares of the our common stock, of which $1.9 million was used to retire outstanding notes issued pursuant to September 2025 note purchase agreements.  In the second quarter ended June 30, 2026, we entered into Inducement Letter Agreements for the exercise of certain October 2024 Warrants to purchase a total of approximately 0.5 million shares of common stock at $3.35 share with proceeds to the company of approximately $1.6 million, and approximately 0.5 million new warrants were issued in connection with this transaction.

Refer to the section titled "Liquidity and Capital Resources" for discussion of material changes in cash, Note 4 of our Notes to the Consolidated Financial Statements for discussion regarding the changes related to common stock, Note 5 for discussion regarding changes related to the warrant liabilities and Note 7 for discussion regarding changes to goodwill.

Results of Operations

On June 4, 2026, we effected a one-for-five (1:5) reverse stock split of the shares of the Company's Common Stock, par value $0.001 per share. At the effective time, every five shares of our Common Stock were automatically combined and converted (without any further act) into one share of fully paid and nonassessable Common Stock, with any fractional shares resulting from the Reverse Stock Split rounded up to the nearest whole shares. See further information in Note 1. All shares and per share amounts herein have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split.

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and six months ended June 30, 2026 and 2025. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	18.7	26.5	20.1	26.9
Gross profit	81.3%	73.5%	79.9%	73.1%
Operating expenses:
Selling and marketing	28.4	37.7	31.7	36.6
Research and development	31.5	62.3	37.6	62.0
General and administrative	46.0	60.4	48.0	59.7
Depreciation and amortization	29.9	30.5	29.7	29.8
Proceeds from sale of ViewSpot, net	—	(29.1)	—	(14.2)
Goodwill impairment	—	250.0	—	122.2
Total operating expenses	135.9%	411.8%	147.0%	296.2%
Operating loss	(54.6)	(338.3)	(67.1)	(223.0)
Change in fair value of warrant liabilities	(0.3)	(0.5)	(0.1)	1.1
Interest expense, net	(5.1)	(0.5)	(8.7)	(0.5)
Other expense, net	(1.1)	(1.5)	(0.5)	(1.4)
Loss before for income tax provision	(61.0)%	(340.8)%	(76.5)%	(223.9)%
Provision for income tax expense	—	—	—	0.0
Net loss	(61.0)%	(340.8)%	(76.5)%	(223.9)%
Deemed dividend	(2.0)%	—%	(1.0)%	—%
Net loss attributable to common stockholders	(63.0)%	(340.8)%	(77.5)%	(223.9)%

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Revenues. Revenues were $4.3 million and $4.4 million for the three months ended June 30, 2026 and 2025, respectively, representing an decrease of $0.1 million, or 2%. This decrease of $0.1 million was related to our Family Safety product line, partially offset by an increase in CommSuite revenues of approximately $26 thousand.

Cost of revenues. Cost of revenues were $0.8 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively. This decrease of approximately $0.4 million was primarily due to the period-over-period impact of cost reduction efforts undertaken.

Gross profit. Gross profit was $3.5 million, or 81.3% of revenues, for the three months ended June 30, 2026, compared to $3.2 million, or 73.5% of revenues, for the three months ended June 30, 2025. The increase of $0.3 million in gross profit was driven by the period-over-period increase in revenue coupled with cost reduction efforts.

Selling and marketing. Selling and marketing expenses were $1.2 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively. This decrease of approximately $0.4 million was primarily due to decreases in personnel-related costs of $0.2 million and stock-based compensation of $0.2 million.

Research and development. Research and development expenses were $1.4 million and $2.8 million for the three months ended June 30, 2026 and 2025, respectively. This decrease of approximately $1.4 million was primarily due to decreases in personnel-related costs of $0.8 million, a one-time cost reduction of approximately $0.3 million, stock-based compensation of $0.2 million, and other costs of $0.1 million.

General and administrative. General and administrative expenses were $2.0 million and $2.7 million for each of the three months ended June 30, 2026 and 2025, respectively. This decrease of approximately $0.7 million was primarily due to decreases in personnel-related costs of $0.2 million and stock-based compensation of $0.5 million.

Depreciation and amortization. Depreciation expense was $0.1 million for both the three months ended June 30, 2026 and 2025. Amortization expense was $1.2 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was nominal the three months ended June 30, 2026 and 2025, respectively.

Interest expense, net. Interest expense was $0.2 million and nominal for the three months ended June 30, 2026 and 2025, respectively. The increase in interest expense of $0.2 million was primarily related to the amortization of the debt discount and issuance costs and stated interest expense related to the financing transaction entered into in March 2026, which is discussed in further detail in Notes 5.

Other expense, net. Other expense, net was nominal for the three months ended June 30, 2026 and 2025.

Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the three months ended June 30, 2026 and 2025. There were no material changes in the period-to-period comparison.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Revenues. Revenues were $8.6 million and $9.0 million for the six months ended June 30, 2026 and 2025, respectively, representing a decrease of $0.5 million, or 5%. This decrease of $0.5 million was related to our Family Safety product line coupled with $0.1 million in ViewSpot revenue recorded in the six months ended June 30, 2025 which was primarily due to the sale of that product in June 2025, partially offset by an increase in CommSuite revenues of approximately $0.1 million.

Cost of revenues. Cost of revenues were $1.7 million and $2.4 million for the six months ended June 30, 2026 and 2025, respectively. This decrease of approximately $0.7 million was primarily due to the period-over-period impact of cost reduction efforts undertaken.

Gross profit. Gross profit was $6.8 million, or 79.9% of revenues, for the six months ended June 30, 2026, compared to $6.6 million, or 73.1% of revenues, for the six months ended June 30, 2025. The increase of $0.3 million in gross profit in gross profit was driven by the cost reduction efforts in cost of revenues.

Selling and marketing. Selling and marketing expenses were $2.7 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively. This decrease of approximately $0.6 million was primarily due to decreases in personnel-related costs of $0.3 million and stock-based compensation of $0.2 million.

Research and development. Research and development expenses were $3.2 million and $5.6 million for the six months ended June 30, 2026 and 2025, respectively. This decrease of approximately $2.4 million was primarily due to decreases in personnel-related costs of $1.7 million, a one-time cost reduction of $0.3 million, stock-based compensation of $0.3 million, and other costs of $0.1 million.

General and administrative. General and administrative expenses were $4.1 million and $5.4 million for each of the six months ended June 30, 2026 and 2025, respectively. This decrease of approximately $1.3 million was primarily due to decreases in personnel-related costs of $0.3 million, stock-based compensation of $0.9 million, and lower rent costs of $0.2 million, partially offset by higher costs associated with corporate transactions.

Depreciation and amortization. Depreciation expense was $0.2 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense was $2.4 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets.

Gain on Sale of ViewSpot. On June 3, 2025, we sold our ViewSpot product for total consideration of $1.3 million, of which $1.0 million was paid on the closing date, with the remaining amounts paid in two installments, the first of which was collected on July 1, 2025, and the final balance was collected October 1, 2025.

Goodwill impairment. A goodwill impairment charge of $11.1 million was recorded for the six months ended June 30, 2025 due to an analysis whereby we concluded that the carrying value of our single reporting unit exceeded its fair value.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was nominal and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. The total decrease in income of $0.1 million resulted from valuation related impacts to the warrant liabilities in the respective periods.

Interest expense, net. Interest expense was $0.7 million and nominal for the six months ended June 30, 2026 and 2025, respectively. The increase in interest expense of $0.7 million was primarily related to the amortization of the debt discount and issuance costs and stated interest expense related to the financing transactions in the six months ended June 30, 2026, which is discussed in further detail in Notes 5.

Other expense, net. Other expense, net was nominal and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the six months ended June 30, 2026 and 2025. There were no material changes in the period-to-period comparison.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations. As of June 30, 2026, the Company's cash and cash equivalents were approximately $2.8 million. Since the beginning of 2025, we have utilized cash collections, including the proceeds from the sale of our ViewSpot product and cash on hand to cover routine working capital requirements. On July 18, 2025, we closed on a registered direct offering of common stock and a concurrent placement of warrants, which provided gross proceeds to the Company of approximately $1.5 million, prior to offering fees and transaction expenses. Additionally, on each of September 11 and September 29, 2025, we entered into loan arrangements, as more fully described in Note 5, which provided aggregated gross cash proceeds of approximately $1.2 million as of September 30, 2025. On February 3, 2026, the Company received approximately $1.0 million in gross proceeds via a loan transaction and accompanying issuance of unregistered common stock purchase warrants, and subsequently on March 4, 2026 the Company received gross cash proceeds of $4.9 million from the sale of secured convertible notes with $1.9 million of that amount being used to pay off loans incurred in September 2025, and warrants to acquire up to an aggregate amount of approximately 1.9 million additional shares of the Company's common stock.  In the second quarter ended June 30, 2026, the Company entered into Inducement Letter Agreements for the exercise of certain October 2024 Warrants to purchase a total of 0.5 million shares of common stock at $3.35 share with proceeds to the company of approximately $1.6 million.

The timing of our anticipated revenue growth relative to the costs of operating, maintaining, innovating and evolving our business to respond to industry trends and maximize growth opportunities may result in cash and cash equivalents being insufficient to fund operations at current levels over the next twelve months and beyond.

This adverse impact on liquidity does not trigger a violation of any covenants in our material agreements, particularly as all of the agreements for the transactions discussed herein this “Liquidity and Capital Resources” section do not contain any material financial covenants. The availability of sufficient funds will depend to an extent on the existence and timing of revenue and subscriber growth and the related cash generation thereof, and/or the ability to obtain the necessary capital to meet our obligations and fund our working capital requirements to maintain normal business operations. To meet future cash needs, the Company may determine to take additional actions, as noted in the Risk Factor appearing in our 2025 Form 10-K under the heading, "If we are unable to meet our obligations as they become due over the next twelve months, the Company may not be able to continue as a going concern." There can be no assurance that any such potential actions will be available or will be available on satisfactory terms. Our ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, our performance and investor sentiment with respect to us and our industry. As a result of these uncertainties, and notwithstanding management's plans and efforts to date, we have been unable to alleviate substantial doubt about our ability to continue as a going concern within one year from the date that the financial statements are issued.

Cash Flows

Changes in cash and cash equivalents are as follows:

	For the Six Months Ended
	June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(4,634)	$(2,870)
Net cash (used in) provided by investing activities	(23)	956
Net cash provided by financing activities	5,958	507
Net increase (decrease) in cash and cash equivalents	$1,301	$(1,407)

Operating activities

Net cash used in operating activities was $4.6 million for the six months ended June 30, 2026. The primary uses of operating cash were a net loss of $6.5 million less non-cash expenses totaling $3.8 million, including depreciation and amortization of $2.5 million, amortization of debt discount and financing issuance costs of $0.5 million, and stock compensation expense of $0.8 million, offset by an increase in accounts receivable of $0.8 million and a decrease in accounts payable and accrued liabilities of $0.9 million.

Net cash used in operating activities was $2.9 million for the six months ended June 30, 2025. The primary uses of operating cash were a net loss of $20.2 million less non-cash expenses totaling $16.0 million, including a goodwill impairment charge of $11.1 million, and depreciation and amortization of $2.7 million and stock compensation expense of $2.2 million, coupled with a decrease in accounts payable and accrued liabilities of $0.3 million, partially offset by a decrease in accounts receivable of $3.1 million.

Investing activities

Net cash used in investing activities was nominal for the six months ended June 30, 2026.

Net cash provided by investing activities of $1.0 million for six months ended June 30, 2025 was primarily due to the net proceeds from the sale of ViewSpot in June 2025, offset by capital expenditures.

Financing activities

Net cash provided by financing activities of $6.0 million for the six months ended June 30, 2026 was attributable to the cash proceeds to the Company of $1.0 million from the February 2026 loan transaction, the March 2026 gross cash proceeds of $3.0 million from sale of secured convertible notes, the June 2026 gross proceeds of approximately $1.6 million from the exercise of October 2024 Warrants, and the timing of borrowings of $0.8 million less repayments of $0.4 million from short-term insurance premium financing arrangements.

Net cash provided by financing activities of $0.5 million for the six months ended June 30, 2025 was primarily attributable to the borrowings of $0.9 million less repayments of $0.4 million from short-term insurance premium financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of June 30, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Maximum Number (or
Approximate Dollar
			Total Number of Shares	Value) of Shares
			(or Units) Purchased	(or Units) that May
			as Part of Publicly	Yet Be Purchased
	Total Number of Shares	Average Price Paid	Announced Plans	Under the Plans
	(or Units) Purchased (1)	per Share (or Unit)	or Programs	or Programs
Period	(a)	(b)	(c)	(d)
April 1 - 30, 2026	10,522	$3.49	—	—
May 1 - 31, 2026	8,979	$4.34	—	—
June 1 - 30, 2026	—	$—	—	—
Total	19,501	$3.88

(1)

Shares of the Company's Common Stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All the shares were cancelled when they were acquired by the Company.

Item 5. Other Information

Trading Arrangements

During the fiscal quarter ended on  June 30, 2026, none of the Company’s directors or “officers”, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit	Description
3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Smith Micro Software, Inc., incorporated by reference to Exhibit 3.1(a) to the Registrant’s Current Report on Form 8-K filed on May 26, 2026

4.1	Form of Warrant, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2026
10.1	Form of Inducement Letter Agreement, dated June 11, 2026, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2026
10.2*

Amendment to Smith Micro Software, Inc. Amended and Restated Omnibus Equity Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 16, 2026

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

SMITH MICRO SOFTWARE, INC.

August 14, 2026	By /s/	Timothy C. Huffmyer
Timothy C. Huffmyer
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2026	By /s/	Bethany M. Braund
Bethany M. Braund
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)