Form 10-Q
period 2026-09-30
SMITH MICRO SOFTWARE, INC.
filed 2026-11-12
CIK 948708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 5,585,337 shares of Common Stock outstanding.

SMITH MICRO SOFTWARE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$2,369	$1,494
Accounts receivable	2,982	1,817
Prepaid expenses and other current assets	868	1,218
Total current assets	6,219	4,529
Equipment and improvements, net	142	331
Right-of-use assets	2,149	1,119
Other assets	368	500
Intangible assets, net	14,960	18,492
Total assets	$23,838	$24,971
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,694	$1,937
Accrued payroll and benefits	1,175	1,488
Current operating lease liabilities	647	914
Other current liabilities	490	773
Deferred revenue	300	—
Notes payable, net of discount	—	1,007
Total current liabilities	4,306	6,119
Non-current liabilities:
Warrant liabilities	44	45
Convertible notes payable, net of discount	2,108	—
Operating lease liabilities	1,639	417
Total non-current liabilities	3,791	462
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 5,585,337 and 5,159,618 shares issued and outstanding at 2026 and 2025, respectively	6	5
Additional paid-in capital	408,808	403,128
Accumulated comprehensive deficit	(393,073)	(384,743)
Total stockholders’ equity	15,741	18,390
Total liabilities and stockholders' equity	$23,838	$24,971

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$5,017	$4,347	$13,580	$13,389
Cost of revenues	921	1,136	2,644	3,566
Gross profit	4,096	3,211	10,936	9,823
Operating expenses:
Selling and marketing	1,053	1,478	3,763	4,787
Research and development	1,608	2,603	4,824	8,213
General and administrative	1,700	2,268	5,812	7,660
Depreciation and amortization	1,197	1,347	3,741	4,045
Gain on sale of ViewSpot, net	—	—	—	(1,287)
Goodwill impairment	—	—	—	11,052
Total operating expenses	5,558	7,696	18,140	34,470
Operating loss	(1,462)	(4,485)	(7,204)	(24,647)
Other income (expense):
Change in fair value of warrant liabilities	10	34	1	137
Interest expense, net	(243)	(66)	(990)	(114)
Other expense, net	(3)	(18)	(51)	(149)
Loss before provision for income tax	(1,698)	(4,535)	(8,244)	(24,773)
Provision for income tax expense	—	—	—	1
Net loss	$(1,698)	$(4,535)	$(8,244)	$(24,774)
Deemed dividend	—	(635)	(86)	(635)
Net loss attributable to common stockholders	$(1,698)	$(5,170)	$(8,330)	$(25,409)

Net loss per share attributable to common stockholders – basic and diluted
Basic and diluted	$(0.30)	$(1.23)	$(1.57)	$(6.50)

Weighted average shares outstanding:
Basic and diluted	5,588	4,195	5,315	3,909

See accompanying notes to the consolidated financial statements.

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2026 (unaudited)	5,589	$6	$408,703	$(391,375)	$17,334
Non-cash compensation recognized on stock options and employee stock purchase plan ("ESPP")	—	—	2	—	2
Restricted stock grants, net of cancellations	—	—	116	—	116
Cancellation of shares for payment of withholding tax	(4)	—	(13)	—	(13)
Net loss	—	—	—	(1,698)	(1,698)
BALANCE, September 30, 2026 (unaudited)	5,585	$6	$408,808	$(393,073)	$15,741

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2025 (audited)	5,160	$5	$403,128	$(384,743)	$18,390
Non-cash compensation recognized on stock options and ESPP	—	—	5	—	5
Restricted stock grants, net of cancellations	18	—	870	—	870
Cancellation of shares for payment of withholding tax	(80)	—	(243)	—	(243)
Issuance of common stock and warrants in connection with common stock offering, net of issuance costs	487	1	1,545	—	1,546
Debt discount for warrants issued	—	—	3,417	—	3,417
Deemed dividend	—	—	86	(86)	—
Net loss	—	—	—	(8,244)	(8,244)
BALANCE, September 30, 2026 (unaudited)	5,585	$6	$408,808	$(393,073)	$15,741

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2025 (unaudited)	3,877	$4	$397,295	$(374,884)	$22,415
Non-cash compensation recognized on stock options and ESPP	—	—	4	—	4
Restricted stock grants, net of cancellations	127	—	640	—	640
Cancellation of shares for payment of withholding tax	(31)	—	(120)	—	(120)
Issuance of common stock and warrants in connection with common stock offering, net of issuance costs	323	—	965	—	965
Debt discount for warrants issued	—	—	522	—	522
Deemed dividend	—	—	635	(635)	—
Net loss	—	—	—	(4,535)	(4,535)
BALANCE, September 30, 2025 (unaudited)	4,296	$4	$399,941	$(380,054)	$19,891

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2024 (audited)	3,535	$4	$395,397	$(354,645)	$40,756
Non-cash compensation recognized on stock options and ESPP	—	—	15	—	15
Restricted stock grants, net of cancellations	525	—	2,812	—	2,812
Cancellation of shares for payment of withholding tax	(88)	—	(407)	—	(407)
ESPP shares issued	1	—	2	—	2
Issuance of common stock and warrants in connection with common stock offering, net of issuance costs	323	—	965	—	965
Debt discount for warrants issued	—	—	522	—	522
Deemed dividend	—	—	635	(635)	—
Net loss	—	—	—	(24,774)	(24,774)
BALANCE, September 30, 2025 (unaudited)	4,296	$4	$399,941	$(380,054)	$19,891

SMITH MICRO SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30,
	2026	2025
	(unaudited)	(unaudited)
Operating activities:
Net loss	$(8,244)	$(24,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,741	4,045
Goodwill impairment	—	11,052
Non-cash lease expense	(75)	2
Change in fair value of warrant liabilities	(1)	(137)
Amortization of debt discount and financing issuance costs	638	20
Provision for credit losses	—	172
Stock based compensation	875	2,828
Gain on sale of assets, net	3	—
Gain on sale of ViewSpot, net	—	(1,287)
Changes in operating accounts:
Accounts receivable	(1,165)	2,972
Prepaid expenses and other assets	482	382
Accounts payable, accrued, and other liabilities	(1,381)	(282)
Deferred revenue	300	—
Net cash used in operating activities	(4,827)	(5,007)
Investing activities:
Capital expenditures, net	(71)	(52)
Proceeds from sale of ViewSpot, net	—	1,287
Proceeds from sale of equipment, net	49	—
Net cash (used in) provided by investing activities	(22)	1,235
Financing activities:
Proceeds from Common Stock and Warrant Offering, net of issuance costs	1,546	966
Proceeds from convertible notes, notes payable and warrants offerings	4,000	1,233
Proceeds from financing arrangements	800	933
Repayments of financing arrangements	(622)	(776)
Other financing activities	—	2
Net cash provided by financing activities	5,724	2,358
Net increase (decrease) in cash and cash equivalents	875	(1,414)
Cash and cash equivalents, beginning of period	1,494	2,808
Cash and cash equivalents, end of period	$2,369	$1,394

Supplemental disclosure of non-cash financing activities:
Issuance of convertible notes in settlement and prepayment of notes payable	$1,889	—
Deemed Dividend	$86	635

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

The Reverse Stock Split reduced the aggregate number of outstanding shares of Common Stock from approximately 25.5 million shares to approximately 5.1 million shares. The number of authorized shares of the Company’s capital stock remain unchanged at 100,000,000 shares of Common Stock and 5,000,000 shares of preferred stock. Proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise of stock options and the settlement of restricted stock awards and the number of shares authorized and reserved for issuance pursuant to the Company's equity incentive plans. Additionally, there were adjustments to the per share exercise price and the number of shares issuable upon exercise of warrants.

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

2. Accounting Policies

Basis of Presentation

The accompanying interim consolidated balance sheet as of  September 30, 2026, and the related consolidated statements of operations and stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, are unaudited. The unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, therefore, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.

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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending  December 31, 2026.

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

3. Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In connection with preparing consolidated financial statements for the three and nine months ended September 30, 2026, certain conditions in the Company's evaluation, considered in the aggregate, have raised substantial doubt about the Company's ability to continue as a going concern within one year from the date that the financial statements are issued, which has not been alleviated. The evaluation considered the Company's financial condition, including its liquidity sources, funds necessary to maintain the Company's operations considering the current financial condition, obligations, and other expected cash flows, and negative financial trends of recurring operating losses and negative cash flows.

The Company has continuing operations and is generating revenues in the normal course, however the Company is dependent, to an extent, on the timing of subscriber and revenue growth for its products and the related cash generation from that growth and/or the ability to obtain the necessary capital to meet its obligations and fund its working capital requirements to maintain normal business operations. Management believes that the actions presently being taken to implement the Company's business plan to expand subscriber growth, to acquire new customers, and to expand its offerings to existing customers to generate increased revenues, and, if necessary, to raise additional capital, will support the Company's operations. As such, the financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern. The Company believes, based on its history of being able to complete debt and equity financings, that it would be able to raise additional funds as necessary, through public or private equity offerings, including by filing one or more registration statements, through debt financings, or from a combination of these funding sources. However, it may not be able to secure such incremental capital in a timely manner or on favorable terms, if at all. To preserve liquidity, the Company may also take one or more of the following additional actions:

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

July 2025 Registered Direct Offering and Private Placement

On July 18, 2025, the Company announced the closing of a registered direct offering of 0.3 million shares of Common Stock for $4.65 per share and concurrent private placement of unregistered warrants to purchase an equal number of shares of the Company's Common Stock with certain institutional and accredited investors, which resulted in gross proceeds to the Company of approximately $1.5 million, prior to offering fees and transaction expenses. The registered offering and concurrent private placement were approved by the Company's Board of Directors and a special Pricing Committee thereof. The warrants issued to the investors in the concurrent private placement had an initial exercise price of $6.00 per share, were immediately exercisable, expire five years after issuance, and contain a “full-ratchet” anti-dilution adjustment, such that the exercise price will be adjusted if the Company issues shares of Common Stock (or Common Stock equivalents) at a price below the exercise price of the warrant. The number of shares issuable upon exercise of such shares will then be proportionately adjusted. Additionally, in the event of a reverse stock split, the exercise price of each warrant is subject to adjustment (along with a proportionate adjustment in the number of shares) if the market price of the Common Stock is less than the exercise price of the Common Warrant (after giving effect to the split) during a period before and after the effective date of the reverse split. In accordance with such terms, the exercise price and number of shares issuable under the July 2025 warrants have since been adjusted and the current exercise price of such warrants is $3.35 and the number of shares issuable thereunder is 0.6 million.

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

Securities Purchase Agreement- Private Placement Transaction:

On November 5, 2025, the Company separately entered into a second securities purchase agreement with a trust, for which the Company’s Chairman, President and Chief Executive Officer serves as co-trustee, relating to a private placement transaction and sale of 0.4 million unregistered shares of the Company’s Common Stock at an offering price of $3.35 per share and unregistered warrants to purchase up to an aggregate of 0.4 million shares of Common Stock. Each of these unregistered private placement common warrants has an exercise price of $3.35 per share, became exercisable following receipt of stockholder approval of the same and expire five years from the initial exercise date. The gross proceeds to the Company from the completed Private Placement was approximately $1.5 million, before deducting offering expenses payable by the Company.

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

The aggregate gross proceeds to the Company from the exercise of the October 2024 warrants was approximately $1.6 million, before deducting offering expenses payable by the Company. The closing of the Inducement Transaction occurred on June 15, 2026.

Warrants

The Company’s outstanding Common Stock purchase warrants are a combination of equity and liability classified.  As of  September 30, 2026 and  December 31, 2025, the Company had 5,582,635 and 3,375,313 warrants outstanding, each having the right to purchase one share of the Company’s Common Stock at a weighted average exercise prices of $4.78 and $5.92, respectively, and expire at various dates through September 2031.

5. Debt and Warrants Transactions

Note Purchase Agreements

September 11, 2025 Note Purchase Agreements

Effective September 11, 2025, the Company entered into note purchase agreements (the  “September 11, 2025 Note Agreements”) with the Smith Living Trust, for which William W. Smith, Jr., the Company's Chairman, President and Chief Executive officer, and his wife, Dieva L. Smith, serve as co-trustees (“Smith”) and with Timothy C. Huffmyer, who, at that time was the Company's Chief Operating Officer, Chief Financial Officer, and Treasurer. Pursuant to the September 11, 2025 Note Agreements, Smith agreed to loan to the Company an amount not to exceed approximately $0.7 million and Huffmyer agreed to loan to the Company an amount not to exceed $0.1 million, in each case in return for one or more secured promissory notes (the “September 11, 2025 Notes”) and accompanying unregistered common stock purchase warrants. The September 11, 2025 Notes are secured by the Company’s accounts receivable and certain other assets, bear interest at a rate of 15.0% per annum, and were due on or before March 31, 2026, unless otherwise mutually agreed to by the parties. The transactions were approved by an independent committee of the Company’s Board of Directors and the Audit Committee.

Each September 11, 2025 Note was accompanied by the issuance by the Company of an unregistered warrant (each, “September 11, 2025 Warrant”) to purchase up to a number of shares of the Company’s Common Stock equal to the principal amount of such September 11, 2025 Note divided by the Market Price (as defined under Nasdaq regulations) of the Company’s Common Stock on the date of issuance of the note (the “September 11, 2025 Warrant Shares”). The Company received an amount equal to $0.625 per September 11, 2025 Warrant Share for each September 11, 2025 Warrant issued. Each September 11, 2025 Warrant became exercisable six (6) months following its original issuance, expires five years from the initial exercise date and had an initial exercise price equal to $3.65. The September 11, 2025 Warrants contain provisions for a “full-ratchet” anti-dilution adjustment, such that the exercise price will be adjusted if the Company issues Common Stock (or Common Stock equivalents) at a price below the exercise price of the Warrants. The number of shares issuable upon exercise of the September 11, 2025 Warrants will then be proportionately adjusted. Additionally, in the event of a reverse stock split, the exercise price of each September 11, 2025 Warrant is subject to adjustment (along with a proportionate adjustment in the number of shares) if the market price of the Common Stock is less than the exercise price of the September 11, 2025 Warrants (after giving effect to the split) during a period before and after the effective date of the reverse split. In accordance with such terms, the exercise price and number of shares issuable under the September 11, 2025 warrants have since been adjusted and the current exercise price of such warrants is $3.35 and the number of shares issuable thereunder is 0.2 million.

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

Each September 29, 2025 Note was accompanied by the issuance of a warrant to purchase up to a number of shares of the Company’s Common Stock equal to the principal amount of such Note divided by the Market Price (as defined under Nasdaq regulations) of the Company’s Common Stock on the date of issuance (the “September 29, 2025 Warrant Shares”). Each September 29, 2025 Warrant became exercisable six (6) months following its original issuance, expires five years from the initial exercise date, and had an initial exercise price equal to $3.65 or $3.70. The September 29, 2025 Warrants contain provisions for a “full-ratchet” anti-dilution adjustment. In accordance with such terms, the exercise price and number of shares issuable under the September 29, 2025 warrants have since been adjusted and the current exercise price of such warrants is $3.35 and the number of shares issuable thereunder is 0.1 million. Pursuant to the September 29, 2025 Note Agreement, the Company filed a registration statement with the SEC registering the September 29, 2025 Warrant Shares for resale, which registration statement was declared effective December 12, 2025.

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

The gross proceeds to the Company from the closing totals approximately $1.0 million (comprised of approximately $0.8 million as a loan and approximately $0.2 million for the purchase of the accompanying Warrant). Furthermore, the proceeds were allocated to the notes and their 0.3 million equity-classified warrants on a relative fair value basis, resulting in a debt discount of approximately $0.4 million which is being amortized over the term of the agreement using the effective interest method. The valuation of the equity-classified warrants was based on a Black-Scholes model at inception. The following assumptions were utilized in the Black Scholes option pricing model at inception: common stock market price of $2.70, risk-free interest rate of 3.8%, expected volatility of 89%, and expected term of 5.5 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants.

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

The offering was approved by the Company’s Board of Directors and Audit Committee and closed on March 6, 2026 and March 10, 2026. The aggregate gross proceeds from the offering were $4.9 million, of which $1.9 million was utilized to repay in full the principal and interest outstanding under certain notes due on March 31, 2026, which then cancelled the notes. The remaining $0.2 million of certain notes due on March 31, 2026 were subsequently repaid in cash.  In connection with the transactions with Smith and Huffmyer, as well as other warrant holders who followed the same terms in this related-party led transaction, the Company did not recognize any gain or loss in connection with the extinguishment of such amounts, as the transactions were viewed as contributions to equity totaling $0.5 million.

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

As of September 30, 2026, the remaining unamortized debt discount was $2.8 million. In the three and nine months ended September 30, 2026, total interest expense for these notes was $0.2 million and $1.0 million, respectively, inclusive of approximately $0.1 million and $0.6 million, respectively of amortization of debt discount with the remainder related to contractual interest.

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

The warrants issued pursuant to the September 11, 2025 Note Purchase Agreements and the September 29, 2025 Note Purchase Agreement were also subject to the same provisions, however, no adjustment to the exercise price (or proportional adjustment to the number of shares) was made until the Company received approval from the Company’s stockholders in accordance with Nasdaq Listing Rule 5635, which occurred at the May 26, 2026 Annual Meeting. As a result of the November 5, 2025 issuance of Common Stock at $3.35 and Warrants with an exercise price of $3.35, the exercise price of each of the September 11, 2025 Warrants and the September 29, 2025 Warrants were further adjusted from initial exercise price of either $3.65 or $3.70 per share to $3.35 and the aggregate number of warrant shares underlying the September 11, 2025 Warrants and the September 29, 2025 Warrants increased from 0.3 million to 0.4 million. Accordingly, the Company recorded a deemed dividend of $0.1 million and an increase in net loss attributable to common stockholders in the Basic EPS calculation. In accordance with U.S. GAAP, the incremental fair value of the warrants resulting from the decrease in the exercise price and the increase in the number of warrant shares was measured using Black-Scholes valuation models at the time of the event. The following assumptions were utilized in the Black-Scholes option pricing model: common stock market price of $3.96, risk-free interest rate of 4.2%, expected volatility of 94%, and expected term of 4.85 years. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of valuation. Expected volatility is based on the historical volatility over the expected remaining term of the warrants. The Company has no reason to believe future volatility over the expected remaining life of the warrants is likely to differ materially from historical volatility. Expected life is based on the term of the applicable warrants.

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

The Company issued additional warrants (the "Additional Warrants") to purchase Common Stock on August 12, 2022 in conjunction with a registered direct offering for the sale of shares of the Company's Common Stock and the Additional Warrants. The Additional Warrants do not reprice further beyond the immediate proportionate adjustments to the per share exercise price and number of shares issuable of $21.20 and 0.1 million shares, respectively, that occurred upon and as a result of the April 2024 Reverse Stock Split.  Pursuant to the June 4, 2026 Reverse Stock Split, the exercise price of and number of shares underlying the Additional Warrants were immediately proportionately adjusted pursuant to $106.00 and 28 thousand shares, respectively.

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

Notes Warrants	September 30, 2026	December 31, 2025
Common stock market price	$2.66	$2.70
Risk-free interest rate	4.4%	3.5%
Expected dividend yield	—	—
Expected term (in years)	0.86	1.61
Expected volatility	83.1%	119.9%

Additional Warrants	September 30, 2026	December 31, 2025
Common stock market price	$2.66	$2.70
Risk-free interest rate	4.4%	3.5%
Expected dividend yield	—	—
Expected term (in years)	1.37	2.12
Expected volatility	81.3%	116.0%

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

The following table presents information about the financial liabilities that are measured at fair value on a recurring basis at  September 30, 2026 and  December 31, 2025 (unaudited, except for  December 31, 2025, in thousands):

Level 3	September 30, 2026	December 31, 2025
Notes Warrants	$44	$41
Additional Warrants	—	4
Total	$44	$45

The following tables present the changes in the fair value (unaudited, except for  December 31, 2025, in thousands):

	Notes	Additional
	Warrants	Warrants	Total
Measurement at December 31, 2025	$41	$4	$45
Change in fair value	(4)	—	(4)
Measurement at March 31, 2026	$37	$4	$41
Change in fair value	17	(4)	13
Measurement at June 30, 2026	$54	$—	$54
Change in fair value	(10)	—	(10)
Measurement at September 30, 2026	$44	$—	$44

	Notes	Additional
	Warrants	Warrants	Total
Measurement at December 31, 2024	$197	$27	$224
Change in fair value	(107)	(16)	(123)
Measurement at March 31, 2025	$90	$11	$101
Change in fair value	17	3	20
Measurement at June 30, 2025	$107	$14	$121
Change in fair value	(29)	(5)	(34)
Measurement at September 30, 2025	$78	$9	$87

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

The components of the Company’s intangible assets were as follows for the periods presented (unaudited, except for  December 31, 2025, in thousands, except for useful life data):

	September 30, 2026
	Weighted
	Average
	Remaining	Gross
	Useful Life	Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Book Value
Purchased technology	2	$11,076	$(8,895)	$2,181
Customer relationships	7	24,573	(12,985)	11,588
Customer contracts	0	7,000	(6,974)	26
Software license	2	5,419	(4,297)	1,122
Patents	1	600	(557)	43
Total		$48,668	$(33,708)	$14,960

	December 31, 2025
	Weighted
	Average
	Remaining	Gross
	Useful Life	Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Book Value
Purchased technology	3	$11,076	$(7,945)	$3,131
Customer relationships	9	24,573	(11,000)	13,573
Customer contracts	0	7,000	(6,895)	105
Software license	4	5,419	(3,843)	1,576
Patents	2	600	(493)	107
Total		$48,668	$(30,176)	$18,492

The Company amortizes intangible assets over the pattern of economic benefit expected to be generated from the use of the assets, with a total weighted average amortization period remaining of approximately six years as of  September 30, 2026 and seven years as of  December 31, 2025. During the three months ended  September 30, 2026 and 2025, intangible asset amortization expense was $1.2 million and $1.3 million, respectively. During the nine months ended September 30, 2026 and 2025, intangible asset amortization expense was $3.5 million and $3.8 million, respectively.

As of   September 30, 2026, estimated amortization expense for the remainder of 2026 and thereafter was as follows (unaudited, in thousands):

Amortization
Year Ending December 31,	Expense
2026	$1,177
2027	3,834
2028	2,790
2029	2,095
2030 and thereafter	5,064
Total	$14,960

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

The following table sets forth the details of basic and diluted earnings per share (unaudited, in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net Loss	$(1,698)	$(4,535)	$(8,244)	$(24,774)
Deemed Dividend	—	(635)	(86)	(635)
Net loss attributable to common stockholders	$(1,698)	$(5,170)	$(8,330)	$(25,409)

Denominator:
Weighted average shares outstanding – basic	5,588	4,195	5,315	3,909
Potential common shares – options / warrants (treasury stock method)	—	—	—	—
Weighted average shares outstanding – diluted	5,588	4,195	5,315	3,909
Shares excluded (anti-dilutive)	7,029	1,963	5,860	1,799

Net loss attributable to common stockholders per share – basic and diluted
Basic	$(0.30)	$(1.23)	$(1.57)	$(6.50)
Diluted	$(0.30)	$(1.23)	$(1.57)	$(6.50)

The following weighted average shares were excluded from the computation of diluted net loss per share attributable to common stockholders as the impact of including those shares would be anti-dilutive (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Convertible notes as if converted	1,438	—	1,076	—
Outstanding stock options	8	6	8	6
Outstanding warrants	5,583	1,957	4,776	1,793
Total anti-dilutive shares	7,029	1,963	5,860	1,799

9. Stock-Based Compensation

Stock Plans

On June 18, 2024, the Company's stockholders approved the Company's Amended and Restated Omnibus Equity Incentive Plan (as amended through the date hereof, the "OEIP") which amended and restated (and renamed) the Company's 2015 Omnibus Equity Incentive Plan (as previously amended, the "2015 Plan") and increased the number of shares reserved thereunder by 0.6 million shares. On May 26, 2026, the Company's stockholders approved an additional increase of 0.6 million shares to the OEIP. As of  September 30, 2026, there were approximately 0.9 million shares available for future grants under the Company’s OEIP. References to the OEIP herein include the 2015 Plan prior to its amendment and restatement. The maximum number of shares available for issuance over the term of the OEIP may not exceed 2.1 million shares.

During the nine months ended September 30, 2026, the Company granted 40 thousand shares of restricted stock and 2.5 thousand stock options under the OEIP.

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

Non-cash stock-based compensation expenses related to stock options, restricted stock grants and the ESPP are recorded in the consolidated financial statements as follows (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Sales and marketing	$41	$210	$329	$708
Research and development	14	154	129	573
General and administrative	63	280	417	1,547
Total non-cash stock compensation expense	$118	$644	$875	$2,828

As of  September 30, 2026, there was approximately $0.7 million in unrecognized compensation costs related to unvested stock options and restricted stock awards granted under the OEIP.

Stock Options

For the nine months ended September 30, 2026, there were 2.5 thousand stock option awards granted. A summary of the Company’s stock options outstanding under the OEIP as of  September 30, 2026 and related activity during 2026 is as follows (unaudited, except weighted average exercise price and weighted average remaining contractual life):

			Wtd. Avg.
			Remaining	Aggregate
		Weighted Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Life (Yrs)	Value
Outstanding as of December 31, 2025	6,086	$29.84	8.4	$—
Granted	2,500	3.45	—	$—
Expired	(398)	107.01	—	$—
Outstanding as of September 30, 2026	8,188	$18.03	8.3	$—
Vested and expected to vest at September 30, 2026	8,188	$18.03	8.3	$—
Exercisable as of September 30, 2026	5,688	$24.44	7.8	$—

Restricted Stock Awards

A summary of the Company’s restricted stock awards outstanding under the OEIP for the nine months ended September 30, 2026 and the activity during the period therein are as follows (unaudited, except weighted average grant date fair value):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2025	298,538	$7.37
Granted	40,549	3.45
Vested	(229,326)	6.36
Canceled and forfeited	(20,594)	5.67
Unvested at September 30, 2026	89,167	$8.59

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

The Company transfers software licenses to its customers on a royalty free, non-exclusive, non-transferrable, limited use basis during the term of the agreement. In some instances, the Company performs integration services to ensure the software operates within its customer’s operating platforms as well as the operating platforms of the mobile devices used by their end customers, before transferring the license. Revenue related to these services is recognized at a point in time upon acceptance of the licensed software by the customer. The Company also earns usage-based revenue on its platforms. Usage based revenue is generated based on licenses used by its customers’ active subscribers’ access and usage of its software licenses and cloud-based services on its platforms, the provision of hosting services, and revenue share based on media placements on its platform. The Company recognizes usage-based revenue when it has completed its performance obligation and has the right to invoice the customer. This revenue is generally recognized monthly. Finally, the Company ratably recognizes revenue over the contract period when customers pay in advance of its service delivery.

The Company also provides consulting services in connection with its development of customer-specified functionality that is generally not on its software development roadmap. The Company generally recognizes revenue from these consulting services upon delivery and acceptance by the customer of the related software enhancements and upgrades. In certain situations, the Company provides professional services related to consultative and collaborative design, deployment planning, integration, and customization of applications. For these professional services, the Company recognizes revenue over the period in which the services are provided when the customer simultaneously receives and consumes the benefits of the services as they are performed. For certain customers, the Company provides maintenance and technology support services for which the customer either pays upfront or as the Company provides the services. In all instances, when the customer pays upfront, the Company records the payments as contract liabilities and recognizes revenue as the Company’s performance obligations are satisfied.

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

Disaggregation of Revenues

Revenues on a disaggregated basis are as follows (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
License and service fees (Over time)	$850	$796	2,494	$2,386
Hosted environment usage fees (Over time)	857	791	2,483	2,302
Cloud based usage fees (Over time)	2,531	2,744	7,699	8,666
Consulting services and other (Point in time)	79	16	204	35
Consulting services and other (Over time)	700	—	700	—
Total revenues	$5,017	$4,347	$13,580	$13,389

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

Revenue and expenses regularly provided to the CODM are included in the following reconciliation of the Company's adjusted operating loss and net loss. It includes the significant expense categories computed under US GAAP, reconciled to the Company's total net loss as presented in the consolidated statement of operations (unaudited, in thousands).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$5,017	$4,347	$13,580	$13,389
Less:
Adjusted cost of revenues¹	921	1,136	2,644	3,565
Adjusted selling and marketing²	1,012	1,268	3,352	4,079
Adjusted research and development²	1,594	2,449	4,695	7,640
Adjusted general and administrative²	1,637	1,988	5,266	6,035
Adjusted operating loss	(147)	(2,494)	(2,377)	(7,930)
Other segment expenses³	—	—	(211)	(79)
Stock-based compensation expense	(118)	(644)	(875)	(2,828)
Depreciation	(20)	(71)	(209)	(217)
Amortization	(1,177)	(1,276)	(3,532)	(3,828)
Goodwill impairment	—	—	—	(11,052)
Proceeds from sale of ViewSpot, net	—	—	—	1,287
Total other expenses, net	(236)	(50)	(1,040)	(126)
Loss before provision for income taxes	(1,698)	(4,535)	(8,244)	(24,773)
Provision for income tax expense	—	—	—	1
Net loss	$(1,698)	$(4,535)	$(8,244)	$(24,774)
Deemed dividend	—	(635)	(86)	(635)
Net loss attributable to common stockholders	$(1,698)	$(5,170)	$(8,330)	$(25,409)

1 Adjusted amounts exclude depreciation expense.

2 Adjusted amounts exclude stock-based compensation expense and other adjustments as further described in footnote 3 to this table.

3 Other segment expenses include personnel severance and reorganization activities and costs associated with the shareholder-approved reverse stock split, and other corporate non-recurring activities.

The following table presents the disaggregation of Wireless revenues by product line (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Family Safety	$4,160	$3,529	$11,097	$10,944
CommSuite	857	792	2,483	2,303
ViewSpot	—	26	—	142
Total Wireless revenues	$5,017	$4,347	$13,580	$13,389

Customer Concentration Information

The Company has certain customers whose revenues individually represented greater than 10% of the Company’s total revenues, or whose accounts receivable balances individually represented greater than 10% of the Company’s total accounts receivable, for the three and nine months ended September 30, 2026 and 2025.

During the three months ended  September 30, 2026, three customers made up 47%, 33% and 17% of revenues. For the three months ended  September 30, 2025, three customers made up 61%, 21% and 18% of revenues.

As of  September 30, 2026, three customers accounted for 43%, 38% and 11% of accounts receivable. As of  September 30, 2025, three customers accounted for 41% , 33%  and 11% of accounts receivable.

Geographical Information

During the three and nine months ended September 30, 2026 and 2025, the Company operated in two geographic locations: the Americas and Europe, Middle East and Africa ("EMEA"). Revenues attributed to the geographic location of the customers’ bill-to address were as follows (unaudited, in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	$4,935	$4,331	$13,446	$13,354
EMEA	82	16	134	35
Total revenues	$5,017	$4,347	$13,580	$13,389

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

Operating lease costs were $0.2 million and $0.4 million for the three months ended  September 30, 2026 and 2025, respectively. Operating lease costs were $1.0 million and $1.2 million for each of the nine months ended  September 30, 2026 and 2025, respectively.  Cash payments for lease liabilities were $0.2 million and $0.4 million for the three months ended  September 30, 2026 and 2025, respectively.  Cash payments for lease liabilities were $0.9 million and $1.0 million for the nine months ended   September 30, 2026 and 2025, respectively.

There were noncash right-of-use asset transactions for the nine months ended September 30, 2026. The Company executed lease renewals which were accounted for as modifications and recognized noncash increases for the right-of-use assets obtained in exchange for new operating lease liabilities of approximately $1.8 million during the nine months ended September 30, 2026.

The maturity of operating lease liabilities is presented in the following table (unaudited, in thousands):

As of September 30, 2026
2026	$209
2027	834
2028	532
2029	483
2030 and thereafter	707
Total lease payments	2,765
Less imputed interest	479
Present value of lease liabilities	$2,286

Additional information relating to the Company’s operating leases follows (unaudited):

	As of September 30, 2026	As of December 31, 2025
Weighted average remaining lease term (years)	4.0	1.4
Weighted average discount rate	9.9%	8.2%

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

After a review of the four sources of taxable income as of  September 30, 2026, and after consideration of the Company’s cumulative loss position as of  December 31, 2025, the Company will continue to reserve its U.S.-based deferred tax amounts, which total $70.2 million as of  September 30, 2026.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently there are no audits in process or pending from Federal or state tax authorities. The outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. As of  September 30, 2026, a current estimate of the range of changes that may occur within 2026 cannot be made due to the uncertainty regarding the timing of these events.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law which introduces significant changes to the U.S. corporate tax system. The main impacts of OBBBA for the Company are the ability to deduct domestic Section 174 Research and Development costs for tax years 2025 forward, 100% bonus depreciation, and changes to 163(j) interest limitations to remove depreciation and amortization expense from adjusted taxable income.  These changes do not have a material impact on the Company’s taxable position.  The Company is electing under OBBBA to continue to amortize Section 174 costs capitalized in 2022-2024 through the remaining lives of the assets instead of taking a one-time deduction for all unamortized amounts.

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

In the third quarter of 2026, our revenues increased by 15% to $5.0 million compared to the third quarter of 2025, primarily driven by a $0.6 million increase in our Family Safety product line, of which $0.8 million was for non-recurring engineering fees, and an increase in CommSuite revenues of $0.1 million.  As a result of the increase in revenue and the continued focus on improvements in cost of revenues, our gross profit during the third quarter of 2026 was $4.1 million, representing an increase of $0.9 million as compared to the third quarter of the prior year. Our operating expenses decreased during the third quarter of 2026 compared to the third quarter of 2025 by approximately $2.1 million. This reduction was a result of cost optimization activities in 2026 and 2025, in all areas: sales and marketing, research and development, and general and administrative expenses, inclusive of personnel and organizational cost reduction activities as well as lower stock compensation and lease costs. The net loss attributable to common stockholders for the third quarter of 2026 was $1.7 million, resulting in a net loss of $0.30 per basic and diluted share.

We believe we are strategically positioned to offer our market-leading family safety platform to the majority of U.S. mobile subscribers, as we currently provide white-label Family Safety applications to two Tier 1 wireless carriers operating in the United States. Further, we have a SafePath-based kids plan solution launched with a Tier 1 carrier in Europe.  In addition, with the recent expansion of our SafePath product line, through SafePath OS with SafePath OS for Kids Phone and SafePath OS for Senior Phone, SafePath Connect, a partner-supported direct to consumer family safety offering, our SafePath SDKs and APIs as new deployment options, and our SafePath IoT software solution for connected devices, we believe that we are well-positioned to grow our Family Safety revenues more broadly with these Tier 1 carriers as well as with other operators and partners.  We believe that we have an opportunity to increase the respective subscriber bases, and in turn, grow revenues.

In the first quarter of 2026 we received approximately $1.0 million in gross cash proceeds from the sale of a secured note and accompanying unregistered common stock purchase warrants, and additional gross proceeds of $4.9 million from the sale of secured convertible notes and warrants to acquire up to an aggregate amount of approximately 1.9 million additional shares of our common stock, of which $1.9 million was used to retire outstanding notes issued pursuant to September 2025 note purchase agreements.  In the second quarter ended June 30, 2026, we entered into Inducement Letter Agreements for the exercise of certain October 2024 Warrants to purchase a total of approximately 0.5 million shares of common stock at $3.35 per share with proceeds to the company of approximately $1.6 million, and approximately 0.5 million new warrants were issued in connection with this transaction.

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

The table below sets forth certain statements of operations and comprehensive loss data expressed as a percentage of revenues for the three and nine months ended September 30, 2026 and 2025. Our historical results are not necessarily indicative of the operating results that may be expected in the future.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	18.4	26.1	19.5	26.6
Gross profit	81.6%	73.9%	80.5%	73.4%
Operating expenses:
Selling and marketing	21.0	34.0	27.7	35.8
Research and development	32.1	59.9	35.5	61.3
General and administrative	33.9	52.2	42.8	57.2
Depreciation and amortization	23.9	31.0	27.5	30.2
Proceeds from sale of ViewSpot, net	—	—	—	(9.6)
Goodwill impairment	—	—	—	82.5
Total operating expenses	110.8%	177.0%	133.6%	257.5%
Operating loss	(29.1)	(103.2)	(53.0)	(184.1)
Change in fair value of warrant liabilities	0.2	0.8	0.0	1.0
Interest expense, net	(4.8)	(1.5)	(7.3)	(0.9)
Other expense, net	(0.1)	(0.4)	(0.4)	(1.1)
Loss before income tax provision	(33.8)%	(104.3)%	(60.7)%	(185.0)%
Provision for income tax expense	—	—	—	—
Net loss	(33.8)%	(104.3)%	(60.7)%	(185.0)%
Deemed dividend	—%	(14.6)%	(0.6)%	(4.7)%
Net loss attributable to common stockholders	(33.8)%	(118.9)%	(61.3)%	(189.8)%

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Revenues. Revenues were $5.0 million and $4.3 million for the three months ended September 30, 2026 and 2025, respectively, representing an increase of $0.7 million, or 15%. Our Family Safety product line increased by $0.6 million, of which $0.8 million was for non-recurring engineering fees, and CommSuite revenues which increased by approximately $0.1 million.

Cost of revenues. Cost of revenues were $0.9 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively. This decrease of approximately $0.2 million was primarily due to the period-over-period impact of cost reduction efforts undertaken.

Gross profit. Gross profit was $4.1 million, or 81.6% of revenues, for the three months ended September 30, 2026, compared to $3.2 million, or 73.9% of revenues, for the three months ended September 30, 2025. The increase of approximately $0.9 million in gross profit was driven by the period-over-period increase in revenue coupled with cost reduction efforts.

Selling and marketing. Selling and marketing expenses were $1.1 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively. This decrease of $0.4 million was primarily due to decreases in personnel-related costs of $0.3 million and stock-based compensation of $0.2 million partially offset by higher advertising expense.

Research and development. Research and development expenses were $1.6 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively. This decrease of $1.0 million was primarily due to decreases in personnel-related costs of $0.8 million, and stock-based compensation of approximately $0.2 million.

General and administrative. General and administrative expenses were $1.7 million and $2.3 million for the three months ended September 30, 2026 and 2025, respectively. This decrease of approximately $0.6 million was primarily due to decreases in personnel-related costs of $0.1 million, stock-based compensation of $0.2 million, and lower rent costs and other of $0.3 million.

Depreciation and amortization. Depreciation expense was nominal and $0.1 million for the three months ended September 30, 2026 and 2025. Amortization expense was $1.2 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was nominal for the three months ended September 30, 2026 and 2025, respectively.

Interest expense, net. Interest expense was $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. The increase in interest expense was related to the amortization of the debt discount and issuance costs and stated interest expense related to the financing transaction entered into in March 2026, which is discussed in further detail in Note 5.

Other expense, net. Other expense, net was nominal for the three months ended September 30, 2026 and 2025.

Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the three months ended September 30, 2026 and 2025. There were no material changes in the period-to-period comparison.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Revenues. Revenues were $13.6 million and $13.4 million for the nine months ended September 30, 2026 and 2025, respectively, representing an increase of $0.2 million, or 1%. This increase of $0.2 million was related to revenues from our Family Safety product line increasing by $0.2 million coupled with an increase in CommSuite revenues of approximately $0.2 million partially offset by approximately $0.2 million of ViewSpot revenue recorded in the nine months ended September 30, 2025.

Cost of revenues. Cost of revenues were $2.6 million and $3.6 million for the nine months ended September 30, 2026 and 2025, respectively. This decrease of approximately $0.9 million was primarily due to the period-over-period impact of cost reduction efforts undertaken.

Gross profit. Gross profit was $10.9 million, or 80.5% of revenues, for the nine months ended September 30, 2026, compared to $9.8 million, or 73.4% of revenues, for the nine months ended September 30, 2025. The increase of $1.1 million in gross profit was driven by the increase in revenue and cost reduction efforts in cost of revenues.

Selling and marketing. Selling and marketing expenses were $3.8 million and $4.8 million for the nine months ended September 30, 2026 and 2025, respectively. This decrease of $1.0 million was primarily due to decreases in personnel-related costs of $0.6 million and stock-based compensation of $0.4 million.

Research and development. Research and development expenses were $4.8 million and $8.2 million for the nine months ended September 30, 2026 and 2025, respectively. This decrease of $3.4 million was primarily due to decreases in personnel-related costs of $2.7 million, a one-time cost reduction of $0.3 million, and stock-based compensation of $0.4 million.

General and administrative. General and administrative expenses were $5.8 million and $7.7 million for each of the nine months ended September 30, 2026 and 2025, respectively. This decrease of approximately $1.8 million was primarily due to decreases in personnel-related costs of $0.4 million, stock-based compensation of $1.1 million, and lower rent costs of $0.4 million, partially offset by higher costs associated with corporate transactions.

Depreciation and amortization. Depreciation expense was $0.2 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense was $3.5 million and $3.8 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense is recognized based on the pattern of economic benefit expected to be generated from the use of the intangible assets.

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

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities was nominal and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. The total decrease in income of $0.1 million resulted from valuation related impacts to the warrant liabilities in the respective periods.

Interest expense, net. Interest expense was $1.0 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in interest expense of $0.9 million was related to the amortization of the debt discount and issuance costs and stated interest expense related to the financing transactions in the nine months ended September 30, 2026, which is discussed in further detail in Note 5.

Other expense, net. Other expense, net was approximately  $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Provision for income tax expense. Because of our cumulative loss position, the provision for income tax expense consists of state income taxes, foreign tax withholdings, and foreign income taxes for the nine months ended September 30, 2026 and 2025. There were no material changes in the period-to-period comparison.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its existing cash and cash equivalents, and cash generated by operations. As of September 30, 2026, the Company's cash and cash equivalents were approximately $2.4 million. Since the beginning of 2025, we have utilized cash collections, including the proceeds from the sale of our ViewSpot product and cash on hand, as well as capital activity and other borrowings to cover routine working capital requirements. On July 18, 2025, we closed on a registered direct offering of common stock and a concurrent placement of warrants, which provided gross proceeds to the Company of approximately $1.5 million, prior to offering fees and transaction expenses. Additionally, on each of September 11 and September 29, 2025, we entered into loan arrangements, as more fully described in Note 5, which provided aggregated gross cash proceeds of approximately $1.2 million as of September 30, 2025. On February 3, 2026, the Company received approximately $1.0 million in gross proceeds via a loan transaction and accompanying issuance of unregistered common stock purchase warrants, and subsequently on March 4, 2026 the Company received gross cash proceeds of $4.9 million from the sale of secured convertible notes with $1.9 million of that amount being used to pay off loans incurred in September 2025, and warrants to acquire up to an aggregate amount of approximately 1.9 million additional shares of the Company's common stock.  In the second quarter ended June 30, 2026, the Company entered into Inducement Letter Agreements for the exercise of certain October 2024 Warrants to purchase a total of 0.5 million shares of common stock at $3.35 share with proceeds to the Company of approximately $1.6 million.

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

Cash Flows

Changes in cash and cash equivalents are as follows:

	For the Nine Months Ended
	September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(4,827)	$(5,007)
Net cash (used in) provided by investing activities	(22)	1,235
Net cash provided by financing activities	5,724	2,358
Net increase (decrease) in cash and cash equivalents	$875	$(1,414)

Operating activities

Net cash used in operating activities was $4.8 million for the nine months ended September 30, 2026. The primary uses of operating cash were a net loss of $8.2 million less non-cash expenses totaling $5.2 million, including depreciation and amortization of $3.7 million, amortization of debt discount and financing issuance costs of $0.6 million, and stock compensation expense of $0.9 million, coupled with an increase in accounts receivable of $1.2 million and a decrease in accounts payable and accrued liabilities of $1.4 million.

Net cash used in operating activities was $5.0 million for the nine months ended September 30, 2025. The primary uses of operating cash were a net loss of $24.8 million less non-cash expenses totaling $18.0 million, including a goodwill impairment charge of $11.1 million, depreciation and amortization of $4.0 million and stock compensation expense of $2.8 million, coupled with a decrease in accounts payable and accrued liabilities of $0.3 million, partially offset by a decrease in accounts receivable of $3.0 million.

Investing activities

Net cash used in investing activities was nominal for the nine months ended September 30, 2026.

Net cash provided by investing activities of $1.2 million for nine months ended September 30, 2025 was primarily due to the net proceeds from the sale of ViewSpot in June 2025, offset by capital expenditures.

Financing activities

Net cash provided by financing activities of $5.7 million for the nine months ended September 30, 2026 was attributable to the cash proceeds to the Company of $1.0 million from the February 2026 loan transaction, the March 2026 gross cash proceeds of $3.0 million (which was net of $1.9 million of prior issued notes) from sale of secured convertible notes, the June 2026 gross proceeds of approximately $1.6 million from the exercise of October 2024 Warrants, and the timing of borrowings of $0.8 million less repayments of $0.6 million from short-term insurance premium financing arrangements.

Net cash provided by financing activities of $2.4 million for the nine months ended September 30, 2025 was attributable to the net cash proceeds to the Company of $1.0 million from the July 2025 Registered Direct and Private Placement offering, the September 2025 gross proceeds of $1.2 million from the issuance of notes and warrants, and the timing of borrowings of $0.9 million less repayments of $0.8 million from short-term insurance premium financing arrangements.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have determined that as of September 30, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2026:

ISSUER PURCHASES OF EQUITY SECURITIES
Maximum Number (or
Approximate Dollar
			Total Number of Shares	Value) of Shares
			(or Units) Purchased	(or Units) that May
			as Part of Publicly	Yet Be Purchased
	Total Number of Shares	Average Price Paid	Announced Plans	Under the Plans
	(or Units) Purchased (1)	per Share (or Unit)	or Programs	or Programs
Period	(a)	(b)	(c)	(d)
July 1 - 31, 2026	—	$—	—	—
August 1 - 31, 2026	3,496	$2.86	—	—
September 1 - 30, 2026	1,047	$2.90	—	—
Total	4,543	$2.87

(1)

Shares of the Company's Common Stock repurchased by the Company as payment of withholding taxes in connection with the vesting of restricted stock awards during the applicable period. All of the shares were cancelled when they were acquired by the Company.

Item 5. Other Information

Trading Arrangements

During the fiscal quarter ended on  September 30, 2026, none of the Company’s directors or “officers”, as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish a copy of any of the omitted exhibits or schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMITH MICRO SOFTWARE, INC.

November 12, 2026	By /s/	William W. Smith, Jr.
William W. Smith, Jr.
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2026	By /s/	Bethany M. Braund
Bethany M. Braund
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)